Form 10QSB
period 1996-09-30
NEWNAN HOLDINGS INC
filed 1996-11-14
CIK 1013239

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-QSB
                                  -----------

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

(Mark One)
     X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    ---  EXCHANGE ACT OF 1934


             For the quarterly period ended   September 30, 1996
                                            ----------------------

         OR

   ___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number:   333-4304
                                                ----------


                             NEWNAN HOLDINGS, INC.
              ---------------------------------------------------
            (Exact name of registrant as specified in its charter)

Georgia                                                    58 - 2232785
----------------------------------                       -----------------
(State or other jurisdiction of                         (I.R.S. Employment
Incorporation or organization)                        Identification Number)

19 Jefferson Street
Newnan, Georgia                                                30263
---------------------                                         --------
(Address of principal                                        (Zip Code)
 executive office)

Registrant's telephone number, including area code:  (770) 253-5017
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X   No
                            ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of November 12, 1996:    1,598,597

                                     INDEX


                                                                       Page
                                                                       ----

Part I.  Financial Information
------------------------------

I.  Condensed Consolidated Financial Statements (unaudited)

    Condensed Consolidated Balance Sheet  as of September 30, 1996 and
    March 31, 1996..................................................      1

    Condensed Consolidated Statements of Earnings For The
    Three and Six Months Ended September 30, 1996 and 1995..........      2

    Condensed Consolidated Statements of Cash Flows
    For The Six Months Ended September 30, 1996 and 1995............  3 - 4

    Notes to Condensed Consolidated Financial Statements............  5 - 6

Item 2.  Management's Discussion and Analysis of Results of
    Operations and Financial Condition.............................. 7 - 12


Part II  Other Information
         -----------------

         Schedules Omitted
         -----------------

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the condensed consolidated financial statements and related notes.

                                          NEWNAN HOLDINGS, INC. AND SUBSIDIARIES
                                           Condensed Consolidated Balance Sheets
                                              September 30 and March 31, 1996
                                                        (Unaudited)
                                                                                 September 30         March 31
                                          ASSETS
Cash and cash equivalents:
       Cash and due from banks                                                  $ 10,061,175       $  9,214,902
       Interest-bearing deposits in other banks                                      912,891            524,372
       Federal funds sold                                                          5,270,000                  0
                                                                              ---------------------------------
       Total cash and cash equivalents                                            16,244,066          9,739,274
Loans held for sale                                                                7,553,987          7,878,878
Investment securities available for sale, at fair value                           17,794,988         22,794,000
Mortgage-backed securities held to maturity, at amortized cost,                    7,039,537          9,132,552
       fair value of $6,986,613 and  $9,086,437 at September 30
       and March 31, 1996
Loans receivable, net of allowance of $2,808,300                                 188,514,149        123,072,970
Stock in Federal Home Loan Bank, at cost                                           1,217,900          1,471,700
Real estate held for development and sale                                          3,699,158          3,850,722
Premises and equipment, net                                                        4,647,808          2,746,486
Goodwill                                                                           5,210,235                  0
Other assets                                                                       4,023,706          1,323,718
                                                                              ---------------------------------
                                                                                $255,945,534       $182,010,300
                                                                              ---------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposit accounts                                                                $214,590,649       $130,635,333
Advances from the Federal Home Loan Bank                                          14,170,597         29,488,465
Accrued expenses and other liabilities                                             4,142,266          1,620,505
                                                                              ---------------------------------
       Total liabilities                                                         232,903,512        161,744,303
                                                                              =================================

Commitments and Contingencies

Stockholders' equity
Common stock, $1.00 par value, 8,000,000 shares authorized;                        1,598,597          1,458,307
       1,598,597 and 1,458,307 shares issued, 1,587,297 and
       1,458,307 shares outstanding, respectively
Additional paid-in capital                                                         7,835,685          5,853,830
Retained earnings, substantially restricted                                       13,864,849         12,954,052
Treasury stock, at cost (11,300 shares)                                             (231,650)                 0
Net unrealized holding losses on investment securities                               (25,459)              (192)
        available for sale
       Total stockholders' equity                                                 23,042,022         20,265,997
                                                                              ---------------------------------
                                                                                $255,945,534       $182,010,300
                                                                              =================================

See accompanying notes to condensed consolidated financial statements.


                   NEWNAN SAVINGS BANK, FSB AND SUBSIDIARIES
                      Consolidated Statements of Earnings
        For the Three and Six Months Ended September 30, 1996 and 1995
                                  (Unaudited)
                                                              Three Months                Six Months
                                                          1996          1995           1996           1995
INTEREST AND DIVIDEND INCOME:
   Loans                                              $3,719,357  $  2,897,854   $  6,491,910   $  5,674,423
   Interest-bearing deposits                             107,847        14,404        178,998         36,645
   Investment securities available for sale              171,140        85,654        233,633        201,731
                                                     -------------------------------------------------------
   Mortgage-backed securities                            116,526       127,681        244,728        254,422
                                                     -------------------------------------------------------
       Total interest and dividend income              4,114,870     3,125,593      7,149,269      6,167,221
                                                     -------------------------------------------------------
INTEREST EXPENSE:
   Interest on deposits                                1,732,801     1,375,610      3,125,149      2,658,396
   Interest on borrowed funds                            133,978       280,935        255,046        615,620
                                                     -------------------------------------------------------
       Total interest expense                          1,866,779     1,656,545      3,380,195      3,274,016
                                                     -------------------------------------------------------
       Net interest income                             2,248,091     1,469,048      3,769,074      2,893,205
Provision for loan losses                                 20,000        10,000         20,000         10,000
                                                     -------------------------------------------------------
       Net interest income after provision for
       loan losses                                     2,228,091     1,459,048      3,749,074      2,883,205
                                                     -------------------------------------------------------
OTHER INCOME (LOSSES):
   Loan servicing and other loan fees, net               116,562       147,618        273,036        283,381
   Deposit and other service charge income               224,556       159,612        414,340        318,474
   Gain on sale of loans                                 180,811       165,368        377,039        266,313
   Gain on sale of real estate held for
       development and sale                              549,926       196,725        624,170        988,874
   Other operating income                                 45,131        44,312         78,416         71,869
                                                     -------------------------------------------------------
       Total other income                              1,116,986       713,635      1,767,001      1,928,911
                                                     -------------------------------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES:
   Compensation and related benefits                     781,322       518,829      1,304,484      1,040,634
   Office properties and equipment                       287,771       209,606        491,225        392,375
   Federal insurance premiums                            844,798        67,512        916,960        133,550
   Amortization of Goodwill                               28,832             0         28,832              0
   Other operating expenses                              422,988       329,396        762,761        660,156
                                                     -------------------------------------------------------
       Total general and administrative expenses       2,365,711     1,125,343      3,504,262      2,226,715
                                                     -------------------------------------------------------
       Earnings before income taxes                      979,366     1,047,340      2,011,813      2,585,401
Income tax expense                                       367,481       423,336        763,937      1,013,542
                                                     -------------------------------------------------------
Net earnings                                          $  611,885  $    624,004   $  1,247,876   $  1,571,859
                                                     =======================================================
Net earnings per share
       Primary                                             $0.37         $0.43          $0.78          $1.09
                                                     =======================================================
       Fully-diluted                                       $0.37         $0.43          $0.77          $1.09
                                                     =======================================================
Dividends per share                                        $0.11         $0.07          $0.22          $0.15
                                                     =======================================================
Weighted average common and common
  equivalent shares outstanding
       Primary                                         1,633,460     1,445,756      1,597,842      1,445,756
                                                     =======================================================
       Fully-diluted                                   1,653,842     1,445,756      1,615,197      1,445,756
                                                     =======================================================

See accompanying notes to condensed consolidated financial statements.



                    NEWNAN HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
             For the Six Months Ended September 30, 1996 and 1995
                                  (Unaudited)
                                                                              1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                              $  1,247,876   $  1,571,879
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
 Provision for loan losses                                                      20,000         10,000
 Depreciation                                                                  183,502        145,469
 Other amortization and (accretion), net                                         7,123         13,804
 Net gain on sale of loans                                                    (377,039)      (266,313)
 Origination of loans held for sale                                        (23,278,762)   (20,876,124)
 Proceeds from sale of loans                                                23,603,653     19,945,745
 Net gain on sale of real estate                                              (624,170)      (988,874)
 (Increase) decrease in other assets                                          (659,219)       134,837
 (Decrease) increase in accrued expenses and other liabilities               1,169,347        548,431
                                                                           --------------------------
      Net cash (used in) provided by operating activities                    1,292,311        238,854
                                                                           --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities available for sale        21,487,332      6,500,000
Purchases of investment and mortgage-backed securities held to
    maturity                                                                         0       (500,000)
Proceeds from redemption of stock in Federal Home Loan Bank                    500,100              0
Purchases of investment securities available for sale                                0              0
Proceeds from call of investments available for sale                           500,000        649,800
Principal payments received on mortgage-backed securities held to
    maturity                                                                 2,093,015        163,555
Increase in loans, net                                                      (7,832,449)    (3,337,350)
Increase in real estate acquired in settlement of loans                       (125,080)        26,100
Proceeds from sales of real estate                                             900,814      4,008,232
Purchase of premises and equipment                                             (72,617)      (223,850)
Acquistion of Southside Financial Group, net of cash and cash
   equivalents acquired                                                     (4,538,715)             0
                                                                           --------------------------
Net cash (used in)  investing activities                                    12,912,400      7,286,487
                                                                           --------------------------

                    NEWNAN HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
             For the Six Months Ended September 30, 1996 and 1995
                                  (Unaudited)


                                                                               1996           1995
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts                                          $  9,009,163   $  9,972,582
Net increase (decrease) in other borrowings                                (16,173,401)   (13,310,984)
Purchase of treasury stock                                                    (231,650)             0
Dividends                                                                     (337,079)      (216,191)
Stock options exercised                                                         33,048         14,377
                                                                          ---------------------------
     Net cash provided by  financing activities                             (7,699,919)    (3,540,216)
                                                                          ---------------------------
     Net increase (decrease) in cash and cash equivalents                    6,504,792      3,985,125
Cash and cash equivalents at beginning of year                               9,739,274      8,598,252
                                                                          ---------------------------
Cash and cash equivalents at end of year                                  $ 16,244,066   $ 12,583,377
                                                                          ===========================

Supplemental disclosures of cash paid during the year for:
 Interest                                                                 $  3,824,079   $  3,231,839
                                                                          ===========================
 Income taxes                                                             $  1,062,042   $  1,055,000
                                                                          ===========================

Noncash financing activities
 Stock issued to acquire Southside Financial Group, Inc.                  $  2,089,097   $          0
                                                                          ===========================


See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NEWNAN HOLDINGS, INC. AND SUBSIDIARIES

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required for fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. All adjustments and recurring entries which, in the opinion of management, are required for a fair presentation of financial position and results of operations for the periods covered by this report have been included.

    Certain reclassifications have been made to prior financial statements to conform to current classifications.

2.  CURRENT ACCOUNTING DEVELOPMENTS

    The Financial Accounting Standards Board has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", No. 122, "Accounting for Mortgage Servicing Rights", and No. 123, "Accounting for Stock-Based Compensation", all of which are effective for financial statements for years beginning after December 31, 1995 and for transactions after December 31, 1995.

    SFAS 121 requires that long-lived assets and certain identifiable intangibles, including goodwill, will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that the sum of the expected future cash flows is less than the carrying amount of an impaired long-lived asset, an impairment loss should be recognized. The adoption of the Statement is not expected to have a material effect on the earnings or financial condition of the Company.

    SFAS 122 requires mortgage banking enterprises to recognize as a separate asset the rights retained to service mortgage loans for third parties. These assets are to be based on the fair value of the mortgage servicing rights and mortgage loans, if practicable to estimate. Otherwise, the entire cost of purchasing or originating these loans should be allocated to mortgage loans. The adoption of this Statement is not expected to have a material effect of the earnings or financial condition of the Company.

    SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The statement defines a fair value based method for accounting for employee compensation plans and encourages the adoption of all plans. However, the statement allows previous methods of accounting for compensation plans to be utilized with additional disclosures required. The adoption of this Statement is not expected to have a material effect on the earnings or financial condition of the Company.

3.  BUSINESS COMBINATION

    On August 22, 1996 the Company acquired all of the outstanding common stock of Southside Financial Group, Inc. ("Southside"), the holding company parent of Citizens Bank and Trust of Fayette County, Georgia. The Company issued 136,990 shares of its common stock and $13,716,878 in cash in exchange for all of the outstanding common shares of Southside. The excess of the purchase price over the fair value of the net assets acquired totaled $5,239,072 and is being amortized using the straight-line method over a 20-year period. This transaction was accounted for as a purchase and, therefore, is not included in the Company's results of operations or statements of financial position prior to the date of acquisition. The pro forma impact on the Company's results of operations for the six months ended September 30, 1996 and 1995 had the purchase transaction been consummated as of April 1, 1995, would have been as follows (dollars in thousands except per share amounts):



                                                 1996     1995
                                                ---------------
       Net interest income                      $5,279   $4,989
                                                ===============
       Net income                               $1,335   $1,868
                                                ===============
       Net income per share                     $ 0.79   $ 1.18
                                                ===============


                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets at September 30, 1996 were $255.9 million, an increase of $73.9 million from March 31. The increase is mainly attributable to the acquisition of Southside Financial Group, Inc. ("Southside Acquisition") which was consummated on August 22, 1996. On that date, the fair value of the total
assets of Southside totaled $92 million.   Excluding the impact of the Southside
acquisition, loans receivable increased $7.8 million due to increases in construction loans. Deposit accounts increased $9.0 million excluding the deposits assumed in connection with the acquisition.

 The increase in assets resulting from the Southside Acquisition was offset in part by the repayment in the first quarter of the fiscal year of $20.5 million in short term advances from the Federal Home Loan Bank with proceeds received from the maturity of an investment security of approximately the same amount. The security had been classified as available for sale at March 31, 1996.

LIQUIDITY

Liquidity management involves the matching of the cash flow requirements of customers for the withdrawal of funds or the funding of loan originations, and the ability of the Company's banks to meet those requirements. Management monitors and maintains appropriate levels of assets and liabilities so that maturities of assets are such that adequate funds are provided to meet estimated customer withdrawals and loan requests.

At September 30, 1996 the Banks' had cash and due from banks of $10.0 million, interest bearing deposits in other banks of $0.9 million, and federal funds sold of $5.3 million. Additionally, the Banks have $17.8 million in securities available for sale which could be sold to meet any liquidity needs. The Banks are also members of the Federal Home Loan Bank of Atlanta and are able to obtain advances if needed. At September 30, 1996, the Banks had, in addition to amounts already borrowed, a combined credit availability of $35.8 million.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require the Company to maintain minimum capital levels in relation to assets. At September 30, 1996, the Company's capital ratios were considered adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company at September 30, 1996 are as follows:

                                                  Regulatory
                                       Actual    Requirement
                                       ---------------------
         Leverage                        8.98%          4.00%
                                       ---------------------
         Core                           12.69%          4.00%
                                        --------------------
         Risk Based                     13.72%          8.00%


In conjunction with the Southside acquisition, Newnan Savings Bank and Citizens Bank and Trust each paid a special dividend to Newnan Holdings, Inc. to fund the purchase of shares of Southside acquired for cash. Subsequent to making their respective dividends, both banks continue to meet all required capital requirements.

Management is not aware of any other current recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on the Bank's liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

SIX  MONTHS ENDED SEPTEMBER  30, 1996 AND 1995

Net income for the six months ended September 30, 1996 was $1,247,876, a decline of $323,983 from net income of $1,571,859 for the same period in 1995.

NET INTEREST INCOME. Net interest income for the six months ended September 30, 1996 increased $875,849, or 30.27% from the same period in 1995. Interest income increased $982,028 to $7,149,269. For 1996, the average yield earned on loans receivable increased from 8.57% in 1995 to 9.04% for 1996 while average yields on mortgage backed securities held to maturity increased from 5.32% to 5.86%. The average yield on interest earning assets increased from 8.25% for 1995 to 8.63% for 1996. Average earning assets increased from $149.4 million in 1995 to $165.7 in 1996. This growth accounted for approximately $638,000 of the $982,000 increase in interest income, with the remaining $344,000 increase being the result of the increase in average yields.

Interest expense increased $106,179 or 3.24% from 1995. Generally, over the past twelve months the Company's source of funding for its interest earning assets has shifted from utilization of Federal Home Loan Bank ("FHLB") advances to deposits, which typically carry lower rates of interest than do FHLB advances. The average rate paid on interest bearing liabilities has declined from 4.97% in 1995 to 4.77% in 1996. Average interest bearing liabilities have grown from $131.8 million in 1995 to $141.6 million in 1996.

Net interest margin was 4.55% in 1996 compared to 3.87% in 1995.

PROVISION FOR LOAN LOSSES. The provision for loan losses is based on management's evaluation of economic conditions, size and composition of the loan portfolio, the historical charge-off experience, the level of nonperforming and past due loans and other indications derived from reviewing the loan portfolio. Management conducts such reviews quarterly, determining the level of loan loss allowances needed so that any provision for loan losses can be made as
necessary.   Based on its reviews during the period ended September 30, 1996, management made a $20,000 provision for loan losses. At September 30, 1996 the allowance for loan losses was 1.41% of total loans compared to 1.05% at March 31, 1996. The allowance for loan losses as a percentage of nonperforming loans as of September 30, 1996 was 111.78% compared to 192.29% at March 31, 1996. The ratio of nonperforming loans as a percentage of total loans was 1.26% at September 30, 1996 compared to 0.54% at March 31 1996, respectively. Management believes that the allowance for loan losses is adequate in light of the collateral position of past due and nonaccruing loans and potential problem loans.

At September 30, 1996 and March 31, 1996, nonaccrual, past due, and restructured loans were as follows (all dollars in thousands):

                                                                   September 30,  March 31,
                                                                       1996         1996

Total nonaccruing loans                                               $2,512         $ 713
Loans contractually past due ninety days or more as to interest       $    0         $   0
   or principal payments and still accruing
Restructured loans                                                    $    0         $   0
Loans, now current about which there are serious doubts as to         $  293         $ 982
   the ability of the borrower to comply with loan repayment
   terms



From March 31, 1996 to September 30, 1996 the total of nonaccruing and past due loans (loans 90 days or more delinquent) increased $1,799,000 to $2,512,000 while potential problem loans (loans now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms) declined $689,000 to $293,000. The primary reason for the increase in past due loans results from the Southside Acquisition. At September 30, 1996, loans acquired through the acquisition totaling $1,540,000 were past due. Of these loans, loans to three borrowers totaling $1,430,000 have characteristics for which management questions the collectibility of principal and interest. Specific reserves totaling $635,000 have been allocated against these loans. In addition to these loans, past due loans also included five loans totaling $653,000 secured by single family dwellings, one loan totaling $68,000 secured by two residential building lots, with the remaining $361,000 past due loans consisting of approximately forty loans of smaller balances, none of which
exceeded $25,000.   In total, management has allocated $835,000 in specific
reserves against the total nonaccrual loans.

At March 31, 1996 management had recognized one loan in the amount of $1,131,000 as an impaired loan pursuant to SFAS 114 and 118. This loan carried a valuation allowance of $5,655. At September 30, 1996, the Company had identified $3,633,000 in impaired loans which consisted of the nonaccrual loans identified above and the $1,131,000 loan mentioned previously. A total of $835,000 had been allocated against these loans.

It is the policy of the Company to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Information regarding certain loans and allowance for loan loss data through September 30, 1996 is as follows (all dollars in thousands):


                                                              Six Months Ended September 30
                                                                   1996            1995
                                                              -----------------------------
Average amount of loans outstanding                             $ 143,609       $ 132,356
                                                                =========================
Balance of allowance for loan losses at beginning of period     $   1,371       $   1,435
                                                                =========================

Loans charged off
  Commercial and financial                                               0              0
  Construction                                                           0              0
  Real Estate                                                           22             39
  Installment                                                           13              5
                                                                -------------------------
                                                                        35             44
                                                                -------------------------
Loans recovered
  Commercial and financial                                               0              0
  Construction                                                           0              0
  Real Estate                                                            3              4
  Installment                                                            3              7
                                                                -------------------------
                                                                         6             11
                                                                -------------------------

Net chargeoffs (recoveries)                                             29             33
                                                                -------------------------

Additions to allowance charged to operating
   expense during period                                                20             10
Additions to allowance resulting from acquisition of
  Southside Financial Group, Inc.                                    1,446              0
                                                                -------------------------

Balance of allowance for loan losses at end of period           $    2,808      $   1,412
                                                                =========================

Ratio of net loans charged off during the period to average
  loans outstanding                                                   0.02%          0.02%
                                                                =========================



OTHER INCOME. Other income declined $161,910 to $1,767,001. The largest item contributing to this decline is a $364,704 decline in the gain on sale of real estate held for development and sale. During 1995, approximately $1.8 million in gains from sales of certain tracts of real estate zoned for commercial use were deferred due to the initial investment of the buyers being insufficient to meet the requirements under generally accepted accounting principles for recognition of gain. Gain on sale of loans increased $110,726 or 41.58% due to increased volume of loans sold. Additionally, deposit and other service charge income increased $95,866 or 30.10% with $33,213 of the increase resulting from the Southside Acquisition with the remaining $62,653 due to additional service charges and overdraft fees earned on checking accounts.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $1,277,547 or 57.38% to $3,504,262. The primary component of this increase was a $771,000 charge to earnings to reflect the Special Assessment to recapitalize the Savings Association Insurance Fund ("SAIF"). This assessment was levied against the Company's thrift subsidiary, Newnan Savings Bank, FSB as of September 30, 1996 and will be paid during the quarter ended December 31, 1996. Compensation expense increased $263,850 or 25.35% to $1,304,484. Of the increase, $175,131 results from additional expense resulting from the Southside Acquisition. Office properties and equipment increased $98,850 or 25.19% to $491,225 of which $37,618 is attributable to the Southside Acquisition. The remaining $61,232 is due primarily to additional depreciation expense resulting from computer equipment purchased and installed in the quarter ended September 30, 1995.


THREE MONTHS ENDED SEPTEMBER  30, 1996 AND 1995

Net earnings for the three months ended September 30, 1996 were $611,885, a
decline of $12,119  from net   earnings of  $624,004 for the same period in
1995.

NET INTEREST INCOME. Net interest income for the three months ended September 30, 1996 increased $779,043, or 53.03% from the same period in 1995. Interest income increased $989,277 or 31.65% to $4,114,870. Average interest earning assets increased from $149.8 million in 1995 to $184.2 million in 1996, while average yields increased from 8.34% in 1995 to 8.93% in 1996. The increase in the amount of average interest earning assets outstanding is attributable to the Southside acquisition, and accounts for approximately $692,000 of the $989,000 increase in interest income, while $297,000 of the increase is due to the increase in yields.

Interest expense increased $210,234 or 12.69% from 1995. The average balance of interest bearing liabilities has increased from $133.7 million in 1995 to $156.3 million in 1996 while average rates paid on such liabilities declined from 4.95% in 1995 to 4.78% in 1996.

For the three months ended September 30, 1996 net interest margin was 4.88% for 1996 compared to 3.92% in 1995.


PROVISION FOR LOAN LOSSES. The provision for loan losses is based on management's evaluation of economic conditions, size and composition of the loan portfolio, the historical charge-off experience, the level of nonperforming and past due loans and other indications derived from reviewing the loan portfolio. Management conducts such reviews quarterly, determining the level of loan loss allowances needed so that any provision for loan losses can be made as necessary. Based on its reviews during the period ended September 30, 1996, management made a $20,000 provision for loan loss during the quarter.


OTHER INCOME. Other income increased $403,351 to $1,116,986. The largest item contributing to this increase is a $353,201 increase in the gain on sale of real estate held for development and sale. In 1995, $1.8 million in gains on sales of certain commercial tracts of land were deferred due to the lack of sufficient down payment made on the properties. These gains were recognized in the fourth quarter of fiscal 1996. Additionally, deposit and other service charge income increased $64,944 or 40.69% with $33,213 of the increase resulting from the Southside Acquisition with the remaining $31,731 due to additional service charges and overdraft fees earned on checking accounts.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $1,240,368 or 110.24% to $2,365,711. The primary component of this increase was the $771,000 charge to earnings to reflect the Special Assessment to recapitalize the Savings Association Insurance Fund. Compensation expense increased $262,493 or 50.59% to $781,322, of which $175,131 results from additional expense resulting from the Southside Acquisition. Office properties and equipment increased $78,165 or 37.29% to $287,771 of which $37,618 is attributable to the Southside Acquisition. Other expenses increased $93,592 or 28.48% to $422,988. Of this increase, $70,911 is attributable to the Southside Acquisition.

                     NEWNAN HOLDINGS, INC. AND SUBSIDIARIES

                                    PART II


Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in securities.

         None.

Item 3.  Defaults upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Newnan Holdings, Inc. held a special meeting of stockholders at the home office of Newnan Savings Bank, FSB on August 21, 1996.

         The purpose of the meeting is to consider and vote upon a plan providing for the reorganization of Newnan Savings Bank, FSB into a holding company structure. Of the shares represented at the meeting (908,502 shares or 62.2 %), 903,151 shares voted for the reorganization, 610 voted against and 4,741 abstained.

Item 5.  Other information.

         The Company issued a press release dated October 21, 1996 announcing the proposed merger with Tara Bankshares Corporation, the holding company parent of Tara State Bank of Riverdale, Georgia. Tara State Bank has two offices in Clayton County, Georgia and has $60 million in assets.

Item 6.  Exhibits and Reports on Form 8-K.

         On July 30, 1996, a Form 8-K, including a press release dated July 16, 1996, was filed to report that the Company's wholly-owned subsidiary, Jefferson Ventures, Inc., had entered into an agreement with Peachtree City Holdings, LLC., an affiliate of Peachtree City Development, Corp. to sell over time approximately 1,400 acres of land in the City of Newnan, Coweta County, Georgia. The land is part of Jefferson Ventures' White Oak residential development.

         Under the terms of the agreement, the purchaser has 120 days to cause appropriate surveys to be made delineating the usable acreage and to complete its due diligence. Subject to due diligence, the initial purchase of 400 acres under the contract is scheduled to occur by late December 1996. The purchaser will have eight years within which to purchase the balance of the property. However, the price of the property will escalate 1.75% per calendar quarter over that period. The purchase agreement further provides that Jefferson Ventures, Inc. has the right to cause the purchaser to purchase the balance of the property on an accelerated basis, provided that the price will be discounted 16% during the first two years of the contract, 12% during years 3 through 5, and 6% after the fifth year of the contract.

On September 6, the Company filed a Form 8-K to report that Newnan Holdings, Inc. had completed its reorganization into a holding company structure and in turn had completed its acquisition of Southside Financial Group, Inc., the holding company parent of Citizens Bank and Trust of Fayette County. This Form 8-K was amended on November 5, 1996 to include required disclosure of historical financial statements of Southside Financial Group, Inc. and proforma financial statements of Newnan Holdings, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NEWNAN HOLDINGS, INC.
                               AND SUBSIDIARIES
                                       (Registrant)
                               ------------------------------



Date: November 14, 1996        /s/Douglas J. Hertha
                               ------------------------------
                               Douglas J. Hertha
                               Vice President
                               Chief Financial Officer



Date: November 14, 1996        /s/ Robert T. Marks
                               ------------------------------
                               Robert T. Marks
                               Chief Accounting Officer