Form 10QSB
period 1996-12-31
NEWNAN HOLDINGS INC
filed 1997-02-14
CIK 1013239

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


(Mark One)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
  ---
          SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1996
                                             -----------------

          OR


 ___      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

          THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 333-4304
                                               ---------

                          FIRST CITIZENS CORPORATION
                       (Formerly Newnan Holdings, Inc.)
                 ---------------------------------------------
            (Exact name of registrant as specified in its charter)

Georgia                                                        58 - 2232785
-------------------------------                               --------------
(State or other jurisdiction of                             (I.R.S. Employment
Incorporation or organization)                            Identification Number)

19 Jefferson Street
Newnan, Georgia                                            30263
---------------------                                     ------
(Address of principal                                   (Zip Code)
executive office)

Registrant's telephone number, including area code:  (770) 253-5017
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

                              Yes    X   No  ___
                                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 13, 1997: 1,617,542

                                     INDEX


                                                                          Page
                                                                          ----
Part I. Financial Information
-----------------------------

I.    Condensed Consolidated Financial Statements (unaudited)

      Condensed Consolidated Balance Sheets as of December 31, 1996 and
       March 31, 1996........................................................ 1

      Condensed Consolidated Statements of Earnings For The
       Three and Nine Months Ended December 31, 1996 and 1995................ 2

      Condensed Consolidated Statements of Cash Flows

       For The Nine Months Ended December 31, 1996 and 1995.............. 3 - 4

      Notes to Condensed Consolidated Financial Statements............... 5 - 6

 Item 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition................................ 7 - 12

Part II  Other Information
         -----------------

         Schedules Omitted
         -----------------

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the condensed consolidated financial statements and related notes.

                          FIRST CITIZENS CORPORATION
                     Condensed Consolidated Balance Sheets
                        December 31 and March 31, 1996
                                  (Unaudited)

                                                                        December 31               March 31
ASSETS

Cash and cash equivalents:
  Cash and due from banks                                               $   11,214,925        $    9,214,902
  Interest-bearing deposits in other banks                                   1,393,388               524,372
 Federal funds sold                                                          2,860,000                     0
                                                                      ------------------------------------------
    Total cash and cash equivalents                                         15,468,313             9,739,274
 Loans held for sale                                                         7,526,855             7,878,878
 Investment securities available for sale, at fair value                    17,096,353            22,794,000
 Mortgage-backed securities held to maturity, at amortized cost, fair value of $5,658,962 and $9,086,437 at December 31
     and March 31, 1996                                                      5,417,392             9,132,552
 Loans receivable, net of allowance of $2,848,000                          193,759,382           123,072,970
 Stock in Federal Home Loan Bank, at cost                                    1,217,900             1,471,700
 Real estate held for development and sale                                   3,407,838             3,850,722
 Premises and equipment, net                                                 4,534,096             2,746,486
 Goodwill                                                                    5,146,338                     0
 Other assets                                                                3,713,539             1,323,718
                                                                      ------------------------------------------
                                                                        $  257,288,006        $  182,010,300
                                                                      ==========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposit accounts                                                        $  213,275,716        $  130,635,333
Advances from the Federal Home Loan Bank                                    16,632,005            29,488,465
Accrued expenses and other liabilities                                       3,271,562             1,620,505
                                                                      ------------------------------------------
     Total liabilities                                                     233,179,283           161,744,303
                                                                      ------------------------------------------


Commitments and Contingencies

Stockholders' equity
Common stock, $1.00 par value, 8,000,000 shares authorized;
 1,599,312 and 1,458,307 shares issued, 1,588,012 and
 1,458,307 shares outstanding, respectively                                  1,599,312             1,458,307
Additional paid-in capital                                                   7,845,691             5,853,830
Retained earnings, substantially restricted                                 14,846,954            12,954,052
Treasury stock, at cost (11,300 shares)                                       (231,650)                    0
Net unrealized holding losses on investment securities
  available for sale                                                            48,416                  (192)
                                                                      ------------------------------------------
  Total stockholders' equity                                                24,108,723            20,265,997
                                                                      ------------------------------------------
                                                                        $  257,288,006        $  182,010,300
                                                                      ==========================================

See accompanying notes to condensed consolidated financial statements.

                          FIRST CITIZENS CORPORATION
                      Consolidated Statements of Earnings
        For the Three and Nine Months Ended December 31, 1996 and 1995
                                  (Unaudited)

                                                                       Three Months                  Nine Months
                                                                    1996         1995             1996          1995
INTEREST AND DIVIDEND INCOME:

   LOANS                                                        $  4,634,479   $  2,925,765  $  11,126,389  $  8,600,188
    Interest-bearing deposits                                         93,281         32,835        272,279        69,480
    Investment securities available for sale                         271,740         83,493        505,373       285,224
    Mortgage-backed securities                                        95,356        125,765        340,084       380,207
                                                             ----------------------------------------------------------------
         Total interest and dividend income                        5,094,856      3,167,858     12,244,125     9,335,099
                                                             ----------------------------------------------------------------
INTEREST EXPENSE:
    Interest on deposits                                           2,164,568      1,432,991      5,289,717     4,091,387
    Interest on borrowed funds                                       202,970        206,028        458,016       821,648
                                                             ----------------------------------------------------------------
         Total interest expense                                    2,367,538      1,639,019      5,747,733     4,913,035
                                                             ----------------------------------------------------------------
         Net interest income                                       2,727,318      1,528,839      6,496,392     4,422,064
 Provision for loan losses                                           105,000              0        125,000        10,000
                                                             ----------------------------------------------------------------
Net interest income after provision for loan losses                2,622,318      1,528,839      6,371,392     4,412,064
                                                             ----------------------------------------------------------------
OTHER INCOME (LOSSES):
    Loan servicing and other loan fees, net                          131,697        134,107        404,733       417,488
    Deposit and other service charge income                          294,258        175,206        708,598       493,680
    Gain on sale of loans                                            285,143        202,778        662,182       469,091
    Gain on sale of real estate acquired in foreclosure              157,441            - -        157,441           - -
    Gain on sale of real estate held for                             428,091        307,702      1,052,261     1,296,576
        development and sale
    Other operating income                                            38,681          4,374        117,097        76,243
                                                             ----------------------------------------------------------------
        Total other income                                         1,335,311        824,167      3,102,312     2,753,078
                                                             ----------------------------------------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES:
    Compensation and related benefits                              1,031,597        554,122      2,336,081     1,594,756
    Office properties and equipment                                  320,177        189,898        811,402       582,273
    Federal insurance premiums                                        58,846         68,599        975,806       202,149
    Amortization of Goodwill                                          63,897            - -         92,729           - -
    Other operating expenses                                         578,807        370,914      1,341,568     1,031,070
                                                             ----------------------------------------------------------------
        Total general and administrative expenses                  2,053,324      1,183,533      5,557,586     3,410,248
                                                             ----------------------------------------------------------------
        Earnings before income taxes                               1,904,305      1,169,473      3,916,118     3,754,894
Income tax expense                                                   750,003        423,233      1,513,940     1,436,775
                                                             ----------------------------------------------------------------
Net earnings                                                    $  1,154,302   $    746,240  $   2,402,178  $  2,318,119
                                                             ----------------------------------------------------------------
Net earnings per share
    Primary                                                     $       0.67   $       0.51  $        1.47  $       1.60
                                                             ================================================================
    Fully-diluted                                               $       0.67   $       0.51  $        1.45  $       1.60
                                                             ================================================================
Dividends per share                                            $        0.11   $       0.08  $        0.33  $       0.23
                                                             ================================================================
Weighted average common and common equivalent shares outstanding
    Primary                                                        1,719,545      1,446,856      1,638,410     1,446,856
                                                             ================================================================
    Fully-diluted                                                  1,722,348      1,446,856      1,650,914     1,446,856
                                                             ================================================================

See accompanying notes to condensed consolidated financial statements.

                          FIRST CITIZENS CORPORATION
                     Consolidated Statements of Cash Flows
             For the Nine Months Ended December 31, 1996 and 1995
                                  (Unaudited)

                                                                                             1996                 1995
Cash flows from operating activities:
Net earnings                                                                             $  2,402,178         $  2,318,042
Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
   Provision for loan losses                                                                  125,000               10,000
   Depreciation                                                                               314,645              229,474
   Other amortization and (accretion), net                                                     36,153               20,245
   Net gain on sale of loans                                                                 (662,182)            (469,091)
   Origination of loans held for sale                                                     (38,728,460)         (31,491,480)
   Proceeds from sale of loans                                                             39,080,483           31,886,762
   Net gain on sale of real estate                                                         (1,052,261)          (1,296,576)
   (Increase) decrease in other assets                                                       (349,052)             (22,271)
   (Decrease) increase in accrued expenses and other liabilities                              298,643              (96,350)
                                                                                         -----------------------------------
          Net cash provided by operating activities                                         1,465,147            1,088,755
                                                                                         -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities available for sale                       23,526,541            6,500,000
Purchases of investment and mortgage-backed securities held to maturity                                                - -
Proceeds from redemption of stock in Federal Home Loan Bank                                   253,800              677,300
Purchases of investment securities available for sale                                      (1,985,532)            (500,000)
Proceeds from call of investments available for sale                                        1,500,000                  - -
Principal payments received on mortgage-backed securities held to maturity                  3,715,160              203,902
Increase in loans, net                                                                    (12,897,539)               3,387
Increase in real estate acquired in settlement of loans                                         3,655               (3,479)
Proceeds from sales of real estate                                                          1,491,490            4,394,923
Purchase of premises and equipment                                                            (90,048)            (296,159)
Acquistion of Southside Financial Group, net of cash and cash equivalents acquired         (4,538,715)                 - -
                                                                                         -----------------------------------
Net cash provided by investing activities                                                10,978,812           10,979,874
                                                                                         -----------------------------------

                          FIRST CITIZENS CORPORATION
                     Consolidated Statements of Cash Flows
             For the Nine Months Ended December 31, 1996 and 1995
                                  (Unaudited)

                                                                             1996               1995
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts                                          $  7,694,230       $  9,747,485
Net increase (decrease) in other borrowings                                (13,711,993)       (20,475,156)
Purchase of treasury stock                                                    (231,650)              - -
Dividends                                                                     (509,276)          (346,399)
Stock options exercised                                                         43,769             25,127
                                                                         ----------------------------------
         Net cash provided by financing activities                          (6,714,920)       (11,048,943)
                                                                         ----------------------------------
         Net increase (decrease) in cash and cash equivalents                5,729,039          1,019,686
Cash and cash equivalents at beginning of year                               9,739,274          8,598,252
                                                                         ----------------------------------
Cash and cash equivalents at end of year                                  $ 15,468,313       $  9,617,938
                                                                         ==================================

Supplemental disclosures of cash paid during the year for:
   Interest                                                               $  5,758,784       $  4,883,726
                                                                         ==================================
   Income taxes                                                           $  1,502,042       $  2,012,000
                                                                         ==================================
Noncash financing activities
   Stock issued to acquire Southside Financial Group, Inc.                $  2,089,097              $- -
                                                                         ==================================

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FIRST CITIZENS CORPORATION

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

3.   BUSINESS COMBINATION

     On August 22, 1996 the Company acquired all of the outstanding common stock of Southside Financial Group, Inc. ("Southside"), the holding company parent of Citizens Bank and Trust of Fayette County, Georgia. The Company issued 136,990 shares of its common stock and $13,716,878 in cash in exchange for all of the outstanding common shares of Southside. The excess of the purchase price over the fair value of the net assets acquired totaled $5,239,072 and is being amortized using the straight-line method over a 20-year period. This transaction was accounted for as a purchase and, therefore, is not included in the Company's results of operations or statements of financial position prior to the date of acquisition. The pro forma impact on the Company's results of operations for the nine months ended December 31, 1996 and 1995 had the purchase transaction been consummated as of April 1, 1995, would have been as follows (dollars in thousands except per share amounts):

                                              1996     1995
                                            -------------------
     Net interest income                       $8,006   $8,275
                                            ===================
     Net income                                $2,489   $2,893
                                            ===================
     Net income per share                      $ 1.45   $ 1.68
                                            ===================

4.   PROPOSED BUSINESS COMBINATION.

     On October 21, 1996, the Company announced the signing of a definitive agreement to merge with Tara Bankshares Corporation ("Tara"). The proposed acquisition is subject to approval of Tara shareholders and appropriate regulatory agencies. The subsidiary of Tara, Tara State Bank, will continue to operate as a separate state-chartered commercial bank. Under terms of the definitive agreement, the purchase price will be $15.00 per share with each stockholder of Tara controlling 100,000 or more shares having the election to receive all or part of their consideration in stock of the Company and shareholders controlling 3,500 or more shares of Tara having the election to receive up to 50% of their consideration in Company stock, provided that no more than 227,608 shares of Company stock will be issued in the merger. If these elections do not result in at least half of the total merger consideration being payable in stock of the Company, then the balance of Company stock not so elected shall be divided among all Tara shareholders eligible to receive Company stock and the amount of cash to be received shall be reduced accordingly.

     As of September 30, 1996, total assets of Tara approximated $60.4 million and stockholders' equity approximated $6.3 million.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets at December 31, 1996 were $257.3 million, an increase of $75.3 million from March 31. The increase is mainly attributable to the acquisition of Southside Financial Group, Inc. ("Southside Acquisition") which was consummated on August 22, 1996. On that date, the fair value of the total assets of Southside totaled $92 million. Excluding the impact of the Southside acquisition, loans receivable increased $12.9 million due to increases in construction loans. Deposit accounts increased $7.7 million excluding the deposits assumed in connection with the acquisition.

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

At December 31, 1996 the Banks had cash and due from banks of $11.2 million, interest bearing deposits in other banks of $1.4 million, and federal funds sold of $2.9 million. Additionally, the Banks have $17.8 million in securities available for sale which could be sold to meet any liquidity needs. The Banks are also members of the Federal Home Loan Bank of Atlanta and are able to obtain advances if needed. At December 31, 1996, the Banks had, in addition to amounts already borrowed, a combined credit availability of $33.4 million.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require the Company to maintain minimum capital levels in relation to assets. At December 31, 1996, the Company's capital ratios were considered adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company at December 31, 1996 are as follows:

                                                        Regulatory
                                            Actual     Requirement
                                      --------------------------------
         Leverage                             7.4%           4.00%

         Core                                10.8%           4.00%

         Risk Based                          11.8%           8.00%

In conjunction with the Southside Acquisition, the Company's two banking subsidiaries, First Citizens Bank (formerly Newnan Savings Bank) and First Citizens Bank of Fayette County (formerly Citizens Bank and Trust of Fayette County) each paid a special dividend to the Company to fund the purchase of shares of Southside acquired for cash. Subsequent to making their respective dividends, both banks continue to meet all required capital requirements.

Management is not aware of any other current recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on the Bank's liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995

Net income for the nine months ended December 31, 1996 was $2,402,178, an increase of $84,059 from net income of $2,318,119 for the same period in 1995.

NET INTEREST INCOME. Net interest income for the nine months ended December 31, 1996 increased $2,074,328, or 46.91% from the same period in 1995. In general, net interest income has increased due to growth resulting from the Southside Acquisition. Interest income increased $2,909,026 to $12,244,125. For 1996, the average yield earned on loans receivable increased from 8.68% in 1995 to 9.16% for 1996 while average yields on mortgage backed securities held to maturity increased from 5.32% to 5.90%. The average yield on interest earning assets increased from 8.36% for 1995 to 8.73% for 1996. Average earning assets increased from $148.9 million in 1995 to $187.1 million in 1996. This growth accounted for approximately $2,397,000 of the $2,909,000 increase in interest income, with the remaining $572,000 increase being the result of the increase in average yields.

Interest expense increased $834,698 or 16.99% from 1995. Generally, over the past twelve months the Company's source of funding for its interest earning assets has shifted from utilization of Federal Home Loan Bank ("FHLB") advances to deposits, which typically carry lower rates of interest than do FHLB advances. The average rate paid on interest bearing liabilities has declined from 4.99% in 1995 to 4.76% in 1996. Average interest bearing liabilities have grown from $131.1 million in 1995 to $160.9 million in 1996. Average noninterest bearing deposits have increased from $9.4 million to $19.0 million, which allowed the Company to further reduce its borrowings and increase its net interest income.

Net interest margin was 4.63% in 1996 compared to 3.96% in 1995.

PROVISION FOR LOAN LOSSES. The provision for loan losses is based on management's evaluation of economic conditions, size and composition of the loan portfolio, the historical charge-off experience, the level of nonperforming and past due loans and other indications derived from reviewing the loan portfolio. Management conducts such reviews quarterly, determining the level of loan loss allowances needed so that any provision for loan losses can be made as necessary. Based on its reviews during the period ended December 31, 1996, management made a $125,000 provision for loan losses. At December 31, 1996 the allowance for loan losses was 1.40% of total loans compared to 1.05% at March 31, 1996. The allowance for loan losses as a percentage of nonperforming loans as of December 31, 1996 was 91.28% compared to 192.29% at March 31, 1996. The ratio of nonperforming loans as a percentage of total loans was 1.53% at

December 31, 1996 compared to 0.54% at March 31 1996, respectively. Management believes that the allowance for loan losses is adequate in light of the collateral position of past due and nonaccruing loans and potential problem loans.

At December 31, 1996 and March 31, 1996, nonaccrual, past due, and restructured loans were as follows (all December 31, March 31, dollars in thousands):

                                                                                     December 31,    March 31,
                                                                                         1996          1996

Total nonaccruing loans                                                              $3,120          $ 713
Loans contractually past due ninety days or more as to interest                      $    0          $   0
   or principal payments and still accruing
Restructured loans                                                                   $    0          $   0
Loans, now current about which there are serious doubts as to the ability of the
   borrower to comply with loan repayment terms                                      $  223          $ 982

From March 31, 1996 to December 31, 1996 the total of nonaccruing and past due loans (loans 90 days or more delinquent) increased $2,407,000 to $3,120,000 while potential problem loans (loans now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms) declined $759,000 to $223,000. The primary reason for the increase in past due loans results from the Southside Acquisition. At December 31, 1996, loans acquired through the acquisition totaling $1,519,000 were past due. Of these loans, loans to three borrowers totaling $1,446,000 have characteristics for which management questions the collectibility of principal and interest. Specific reserves totaling $595,000 have been allocated against these loans. In addition to these loans, past due loans also included seven first mortgage loans totaling $967,000 secured by single family dwellings, two construction loans for single family dwellings totaling $188,000, two commercial loans totaling $197,000, and one loan in the amount of $112,000 secured by undeveloped real estate, with the remaining $210,000 past due loans consisting of approximately fifty loans of smaller balances, none of which exceeded $25,000. In total, management has allocated $823,000 in specific reserves against the total nonaccrual loans.

At March 31, 1996 management had recognized one loan in the amount of $1,131,000 as an impaired loan pursuant to SFAS 114 and 118. This loan carried a valuation allowance of $5,655. At December 31, 1996, the Company had identified $4,251,000 in impaired loans which consisted of the nonaccrual loans identified above and the $1,131,000 loan mentioned previously. A total of $823,000 had been allocated against these loans.

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

Information regarding certain loans and allowance for loan loss data through December 31, 1996 is as follows (all dollars in thousands):

                                                                         Nine Months Ended
                                                                          December 31
                                                                      1996             1995
                                                                 --------------------------------
Average amount of loans outstanding                              $161,875            $132,082

                                                                 ================================
Balance of allowance for loan losses at beginning of period      $  1,371            $  1,435
                                                                 ================================
Loans charged off
  Commercial and financial                                              0                   0
  Construction                                                          0                   0
  Real Estate                                                          78                  39
  Installment                                                          22                   5
                                                                 --------------------------------
                                                                      100                  44
                                                                 --------------------------------

Loans recovered

  Commercial and financial                                              0                   0
  Construction                                                          0                   0
  Real Estate                                                           3                   4
  Installment                                                           3                   7
                                                                 --------------------------------
                                                                        6                  11
                                                                 --------------------------------

Net chargeoffs (recoveries)                                            94                  33
                                                                 --------------------------------

Additions to allowance charged to operating expense                   125                  15
    during period

Additions to allowance resulting from acquisition of
    Southside Financial Group, Inc.                                 1,446                   0
                                                                 --------------------------------

Balance of allowance for loan losses at end of period            $  2,848            $  1,417
                                                                 ================================


Ratio of net loans charged off during the period to average
    loans outstanding                                                0.06%               0.03%
                                                                 ================================

OTHER INCOME. Other income increased $349,234 to $3,102,312. The largest item contributing to this increase is a $214,918 growth in deposit and other service charge income with $125,912 of the increase resulting from the Southside Acquisition and the remaining $88,286 resulting from increases in the deposit base. Gain on sale of loans increased $193,091 or 41.16% due to an increase of $7.2 million in the volume of loans sold. Gain on sale of real estate acquired through foreclosure increased to $157,441 and is attributable to recognition of gains previously deferred when the Company financed the sale of a foreclosed commercial building in which the buyer of the property did not make a sufficient down payment to allow recognition of the gain. During the quarter ended December 31, 1996, the loan was paid off which allowed the Company to recognize the deferred gains.

These increases were offset by a $244,315 decline in the gain on sale of real estate held for development and sale. During 1995, approximately $1.8 million in gains from sales of certain tracts of real estate zoned for commercial use were deferred due to the initial investment of the buyers being insufficient to meet the requirements under generally accepted accounting principles for recognition of gain.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $2,147,338 or 62.97% to $5,557,586. The primary component of this increase was a $771,000 charge to earnings to reflect the Special Assessment to recapitalize the Savings Association Insurance Fund ("SAIF"). This assessment was levied against the Company's thrift subsidiary, First Citizens Bank (formerly Newnan Savings Bank, FSB) as of September 30, 1996 and was paid during the quarter ended December 31, 1996. Compensation expense increased $741,325 or 46.49% to $2,336,081. Of the increase, $489,063 results from additional expense resulting from the Southside Acquisition while other compensation increased $322,000 due mostly to mortgage loan origination commissions and other salaries, the result of expanded mortgage loan operations. Office properties and equipment increased $229,129 or 39.35% to $582,273 of which $107,229 is attributable to the Southside Acquisition. Of the remaining $121,900, $28,157 is the result of increased depreciation expense and $81,330 relates to increased overhead associated with additional mortgage loan offices opened during fiscal 1996. Other operating expenses increased $310,498 or 30.11% to $1,341,568, of which $286,637 is the result of the Southside Acquisition.

THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

Net earnings for the three months ended December 31, 1996 were $1,154,302, an increase of $408,062 from net earnings of $746,240 for the same period in 1995.

NET INTEREST INCOME. Net interest income for the three months ended December 31, 1996 increased $1,198,479, or 71.52% from the same period in 1995. Interest income increased $1,926,998 or 60.83% to $5,094,856. Average interest earning assets increased from $148.9 million in 1995 to $229.5 million in 1996, while average yields increased from 8.51% in 1995 to 8.88% in 1996. The increase in the amount of average interest earning assets outstanding is attributable to the Southside Acquisition, and accounts for approximately $1,762,000 of the $1,927,000 increase in interest income, while $165,000 of the increase is due to the increase in yields.

Interest expense increased $728,529 or 78.39% from 1995. The average balance of interest bearing liabilities has increased from $129.7 million in 1995 to $199.1 million in 1996 while average rates paid on such liabilities declined from 5.05% in 1995 to 4.76% in 1996. In addition, average balance of noninterest bearing deposits increased from $10.1 million to $28.4 million.

For the three months ended December 31, 1996 net interest margin was 4.75% for 1996 compared to 4.11% in 1995.

PROVISION FOR LOAN LOSSES. The provision for loan losses is based on management's evaluation of economic conditions, size and composition of the loan portfolio, the historical charge-off experience, the level of nonperforming and past due loans and other indications derived from reviewing the loan portfolio. Management conducts such reviews quarterly, determining the level of loan loss allowances needed so that any provision for loan losses can be made as necessary. Based on its reviews during the period ended December 31, 1996, management made a $125,000 provision for loan loss during the quarter.

OTHER INCOME. Other income increased $511,144 to $1,335,311. The largest item contributing to this increase is a $157,441 increase in the gain on sale of real estate acquired in foreclosure (see discussion under analysis of "Nine Months Ended December 31, 1996" above). Gain on sale of real estate held for development and sale increased $120,389 or 39.13%. Additionally, deposit and other service charge income increased $119,052 or 67.95% with $92,778 of the increase resulting from the Southside Acquisition.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $869,791 or 73.49% to $2,053,324. Compensation expense increased $475,475 or 86.17% to $1,031,597, of which $313,932 results from additional expense resulting from the Southside Acquisition with $166,000 of the increase resulting from increases resulting from the opening of two additional mortgage loan offices. Office properties and equipment increased $130,279 or 68.60% to $320,177 of which $70,612 is attributable to the Southside Acquisition while $34,000 is due to the additional loan offices. Other expenses increased $207,893 or 56.05% to $578,807, virtually all of which is attributable to the Southside Acquisition.

                          FIRST CITIZENS CORPORATION

                                    PART II


Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in securities.

          None.

Item 3.   Defaults upon Senior Securities.

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.


Item 5.   Other information.

          The Company issued a press release dated January 14, 1997 announcing that it had changed its name from Newnan Holdings, Inc. to First Citizens Corporation. A Form 10C was filed on January 9, 1997 to reflect this change.

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

          Under the terms of the agreement, the purchaser had 120 days to cause appropriate surveys to be made delineating the usable acreage and to complete its due diligence. Subject to due diligence, the initial purchase of 400 acres under the contract was scheduled to occur by late December 1996. An extension has been granted until March 1997. The purchaser will have eight years within which to purchase the balance of the property. However, the price of the property will escalate 1.75% per calendar quarter over that period. The purchase agreement further provides that Jefferson Ventures, Inc. has the right to cause the purchaser to purchase the balance of the property on an accelerated basis, provided that the price will be discounted 16% during the first two years of the contract, 12% during years 3 through 5, and 6% after the fifth year of the contract.

          On September 6, 1996 the Company filed a Form 8-K to report that it. had completed its reorganization into a holding company structure and in turn had completed its acquisition of Southside Financial Group, Inc., the holding company parent of Citizens Bank and Trust of Fayette County. This Form 8-K was amended on November 5, 1996 to include required disclosure of historical financial statements of Southside Financial Group, Inc. and proforma financial statements of Newnan Holdings, Inc.

          On November 6, 1996 the Company filed a Form 8-K to report that it had signed a letter of intent to merge with Tara Bankshares Corporation, the parent of Tara State Bank of Riverdale, Georgia. Tara State Bank has two offices in Clayton County Georgia and has $60 million in assets.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FIRST CITIZENS CORPORATION.
                                               (Registrant)
                                        ---------------------------

Date: February 13, 1997                  /s/ Tom Moat
                                        ---------------------------
                                         Tom Moat
                                         Chief Executive Officer


Date: February 13, 1997                  /s/Douglas J. Hertha
                                        ---------------------------
                                         Douglas J. Hertha
                                         Vice President
                                         Chief Financial and Accounting Officer