Form 10KSB
period 1997-03-31
FIRST CITIZENS CORP /GA/
filed 1997-06-30
CIK 1013239

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

For the fiscal year ended March 31, 1997                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________ to ____________

Commission File Number: 333-4304

                           FIRST CITIZENS CORPORATION
                        (Formerly Newnan Holdings, Inc.)
        (Exact Name of Small Business Issuer as specified in its Charter)

               Georgia                                     58-2232785
    (State or other jurisdiction                        (I.R.S. Employer
  of Incorporation or Organization)                   Identification Number)

 19 Jefferson Street, Newnan, Georgia                         30263
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code: (770) 253-5017

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1.00 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES __X__     NO _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for the fiscal year ended March 31, 1997 were $21,167,848.

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the National Association of Securities Dealers, Inc. Automated Quotation National Market System under the symbol "FSTC" on May 31, 1997, was $30,620,150 (1,224,806 shares at $25 per share).

As of June 1, 1997, there were issued and outstanding 1,829,375 shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1997 Annual Report to Shareholders (the "Annual Report") are incorporated by reference into Parts I and II of this report and portions of the Registrant's Proxy Statement (the "Proxy Statement") for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS

                                                                                                                      Page

PART I   .............................................................................................................  4

     Item 1.  Business................................................................................................  4

     Item 2.  Properties.............................................................................................. 20

     Item 3.  Legal Proceedings....................................................................................... 22

     Item 4.  Submission of Matters to a Vote of Security Holders..................................................... 22

PART II............................................................................................................... 23

     Item 5.  Market for the Registrant's Common Stock and Related Security Holder
                 Matters.............................................................................................. 23

     Item 6.  Management's Discussion and Analysis of Results of Operations and
                 Financial Condition.................................................................................. 23

     Item 7.  Consolidated Financial Statements....................................................................... 23

     Item 8.  Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure................................................................................. 23

PART III.............................................................................................................. 25

     Item 9.  Directors, Executive Officers, Promoter and Control Persons; Compliance
                 with Section 16(a) of the Exchange Act............................................................... 25

     Item 10.  Executive Compensation................................................................................. 25

     Item 11.  Security Ownership of Certain Beneficial Owners and Management......................................... 25

     Item 12.  Certain Relationships and Related Transactions......................................................... 25

PART IV............................................................................................................... 26

     Item 13.  Exhibits, List and Reports on Form 8-K................................................................. 26

SIGNATURES............................................................................................................ 28

                                     PART I

Item 1. Business

General

First Citizens Corporation (the "Company") is a Georgia corporation and a bank/thrift holding company located on the southside of the Metropolitan Atlanta area. The Company provides financial services through its three subsidiary financial institutions (the "Banks") which offer a variety of banking and other financial services to individuals and businesses. Its market area includes Coweta, Fayette, Henry, Clayton and Troup Counties, Georgia.

The Company was formed on August 22, 1996 when Newnan Savings Bank, FSB (now known as First Citizens Bank) reorganized itself into a holding company, Newnan Holdings, Inc. (now known as First Citizens Corporation). In this reorganization, each shareholder of Newnan Savings Bank received stock in the new parent company on a one-for-one basis. At the same time, Newnan Holdings merged with Southside Financial Group, Inc., the parent company of Citizens Bank and Trust of Fayette County (now known as First Citizens Bank of Fayette County), issuing 136,990 shares to Southside shareholders. As of March 31, 1997 the Company acquired all the outstanding stock of Tara Bankshares Corporation, the parent company of Tara State Bank, issuing 221,773 shares of its stock to Tara shareholders.

On January 14, 1997 Newnan Holdings, Inc. changed its name to First Citizens Corporation and Newnan Savings Bank, FSB changed its name to First Citizens Bank. On February 7, 1997 Citizens Bank and Trust of Fayette County changed its name to First Citizens Bank of Fayette County. On May 15, 1997, the Tara State Bank Board of Directors voted to change its name to First Citizens Bank of Clayton County and that application is currently pending regulatory approval.

First Citizens Bank-Newnan is a federally chartered thrift located in Newnan, Georgia. It was chartered by the State of Georgia in 1927 as Newnan Building and Loan and converted to a federal charter in 1955. It maintains a total of seven offices in Newnan, Peachtree City, LaGrange, and Hogansville, Georgia.

First Citizens Bank of Fayette County is a full-service state chartered commercial bank located in Fayetteville, Georgia. It was chartered in 1991 and maintains one office.

Tara State Bank is also a full-service state chartered commercial bank located in Riverdale, Georgia. It was chartered in 1984 and maintains a branch office in Jonesboro, Georgia.

The Company offers mortgage banking services through Citizens Mortgage Group, Inc., an operating subsidiary of First Citizens Bank-Newnan. Citizens Mortgage Group was organized in 1993 and presently has loan origination offices in Fayetteville, Stockbridge, and Jefferson, Georgia.

Real estate appraisal services are offered through Newnan Financial Services, Inc., a wholly owned subsidiary of First Citizens Bank-Newnan. In addition, through Newnan Financial's subsidiary, Jefferson Ventures, Inc., real estate development was formerly carried out at White Oak, a golf and lake community in Newnan Georgia. Currently, Jefferson Ventures is selling its remaining tracts of undeveloped land.

Selected Consolidated Financial Data

The information contained in the table captioned "Selected Financial Data" on page 6 of the Company's Annual Report is incorporated herein by reference.

Lending Activities

Loan Portfolio Analysis. The Company makes real estate-mortgage loans, real estate-construction loans, commercial loans, and consumer and other loans. Such loans constituted 60%, 25%, 10% and 5%, respectively, of the Company's total loans at March 31, 1997 and 87%, 9%, 1% and 3%, respectively, at March
31, 1996. Information with respect to the composition of the Company's loan portfolio by type of loan is contained on page 13 of the Company's Annual Report and is incorporated herein by reference. Information with respect to the dollar amounts of loans maturing in the Company's loan and loans held for sale portfolio based on contractual terms to maturity is contained on page 13 of the Company's Annual Report and is incorporated herein by reference.

Residential and Commercial Real Estate Loans. The primary lending activity of the Company is the granting of conventional loans to enable borrowers to purchase existing homes. At March 31, 1997, approximately 35.5% of the Company's total loan portfolio consisted of loans secured by residential dwellings (excluding loans held for sale).

The Company's lending policies generally limit the maximum loan-to-value ratio on residential mortgage loans to 95% of the lesser of the appraised value or purchase price, with the condition that private mortgage insurance be required on any home loans with loan-to-value ratios in excess of 80%. Nonowner occupied residential loans are made up to 80% of the lesser of the appraised value or purchase price. Multifamily residential and commercial real estate loans and unimproved real estate loans generally do not exceed 75% of value.

The loan-to-value ratio, maturity and other provisions of the loans made by the Company have generally reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions, and underwriting standards established by the Company. Mortgage loans made by the Company are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The initial contractual loan payment period for residential loans typically ranges from 15 to 30 years. The Company's experience indicates that real estate loans remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option.

For loans held in its portfolio, the Company offers adjustable rate mortgages that have rate adjustments each year based upon one-year Treasury securities. The interest rates on these mortgages are adjustable once a year with limitations on upward adjustments of 2% per year and 6% over the life of the loan. The Company also offers loans which adjust a maximum 1% per year and 4% over the life of the loan with an option in which the borrower can convert to a 30 year fixed-rate loan at 1/2% above the market rate at the time of conversion.

Commercial property loans, including loans secured by multifamily apartment projects with more than four units, constituted approximately 13% of the Company's loan portfolio at March 31, 1997. These loans are typically secured by improved real estate located in the Company's primary lending area. Permanent commercial loans are made up to 75% of the appraised value of the property and generally have a 20-year amortization and five-year balloon payment or interest rates that adjust monthly. Although commercial real estate loans typically have shorter terms to maturity and higher interest rates than residential mortgage loans, they also involve greater credit risks than certain residential mortgage loans. Commercial real estate and construction mortgage loans may involve large loan balances to single borrowers or to groups of related borrowers. In addition, payment experience on loans secured by income producing properties is typically dependent on the successful operation of the properties and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. Although adjustable rate commercial real estate loans provide certain benefits to the Company's asset/liability management policy, they also pose potential credit risks to the Company. Specifically, as interest rates rise, the underlying payment by the borrower also rises, potentially increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

All improved real estate which serves as loan security to the Company must be insured in the amount, and by such companies as may be approved by the Company, against fire, extended coverage, vandalism, malicious mischief and other hazards. Such insurance must be maintained through the entire term of the loan and in an amount not less than the amount necessary to pay the Company's indebtedness in full.

Construction Loans. The Company provides construction financing for single family dwellings. At March 31, 1997, the Company had construction loans (net of undisbursed amounts) of approximately 25% of total loans outstanding.

The Company's general practice is to provide construction loan financing for a relatively small number of builder-developers. The Company's policy is to grant single family construction loans up to 80% of the appraised value for an individual's personal residence and up to 75% for builders. Construction loans generally are made for a six-month to one-year term. This period may be extended subject to negotiation and the payment of an extension fee. Interest rates on loans made to builders are tied to a published prime rate. The interest rate on other types of construction loans are also tied to a published prime rate.

Construction financing is generally considered to involve a higher degree of credit risk than long term financing of residential properties. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction cost and the salability of the property upon completion of the project prove to be inaccurate, the lender may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the lender may be confronted, at or prior to the maturity of the loan, with a project with a value that is insufficient to assure full repayment. The Company addresses these risks by providing advances on construction loans only after the project has been inspected by a party independent of the lending function. These advances are computed as a percentage of the loan amount (rather than the builder's out of pocket costs) and are dependent on the completion of certain phases of construction. If these advances are not sufficient to enable the builder to make payment to suppliers and subcontractors, the Company can become aware of such problems through liens placed against the property or by complaints received directly by the supplier or subcontractor involved. In these instances, the Company can address the situation by ceasing to advance additional funds until the problem is resolved, and if necessary, ultimately foreclose on the property.

The Company's underwriting criteria are designed to evaluate and minimize the risks of each construction loan. Among other things, the Company considers evidence of the availability of permanent financing or a takeout commitment to the borrower, the reputation of the borrower and his or her financial condition, the amount of the borrower's equity in the project, an independent appraisal and review of cost estimates, pre-construction sale and leasing information, and cash flow projections of the borrower. The Company sets a limit for the amount of speculative construction loans each builder may have outstanding from the Company. As applications are received from builders for such loans, their total inventory of speculative loans (from both the Company and other lenders) is evaluated in terms of both the dollars outstanding and the turnover rate the builder has experienced on speculative homes built. If judged to be excessive, the loan is denied.

Commercial Loans. The Company's commercial lending includes loans to smaller business ventures, credit lines for working capital and short-term seasonal or inventory financing, as well as occasional letters of credit. Commercial borrowers typically secure their loans with assets of the business as well as personal guaranties of their principals, often secured by second mortgages on their residences. The Company has made a significant amount of commercial loans which are classified as real estate loans because their security is improved commercial property, the purchase or improvement of which is often financed with the loan proceeds. Risks associated with these loans can be significant. Risks include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral, and changes in interest rates.

The Company sells participation interests in loans to other lenders when a loan exceeds the Company's legal lending limits or in other cases, typically the secured portion of a Small Business Administration ("SBA") guaranteed loan, when the Company deems sale appropriate. Risks associated with SBA loans include, but are not limited to, credit risk (for example, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates) and operational risks (for example, failure of the Company to adhere to SBA funding and servicing requirements in order to secure and maintain the SBA guarantees and servicing rights).

Consumer and Other Loans. Federal regulations limit the secured and unsecured consumer loans made by First Citizens Bank-Newnan, as a federal thrift institution, to 30% of the institution's assets. In addition, a federal thrift institution has lending authority above the 30% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. These percentage-of-assets limitations do not apply to loans made by First Citizens Bank of Fayette County or by Tara State Bank. The consumer loans granted by the Company include loans on automobiles, and other consumer goods, as well as education loans, and loans secured by savings accounts. The Company generally limits the loan-to-value ratios on its secured consumer loans to 80%. The Company has originated second mortgage loans for home improvement and other purposes. These loans generally have a 15 year amortization and are renegotiable in five years or have a seven year term with a fixed rate of interest. The Company limits the loan-to-value ratios on its second mortgage loans to 80%. As of March 31, 1997, consumer loans (which include second mortgage loans and home improvement loans) and other secured consumer loans amounted to approximately 7% of the Company's total loan portfolio. The Company believes that the shorter term and the normally higher interest rates available on these types of loans have been helpful in maintaining profitable spread between the Company's average loan yield and its cost of funds.

Loan Purchases and Sales. The Company has engaged in selling certain loans it has originated in the secondary market. Such loans sold are generally fixed-rate, long term mortgage loans. These sales, which are without recourse, have been made to the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, both of which are quasi-governmental agencies that purchase residential mortgage loans from federally insured financial institutions and certain other lenders. In connection with such sales, the Company may retain the servicing of the loans (i.e., collection of principal and interest payments), for which it generally receives a fee payable monthly based on the margin between the stated rates of the underlying loans and the rates paid to the investors in the loans. Additionally, the Company sells loans to other investors on a servicing-released basis in which an additional fee is paid by the investor for the transfer of the servicing rights. During the year ended March 31, 1997, the Company sold $55.7 million of loans as compared to $44.2 million during the comparable period in 1996.

The sale of loans reduces the Company's risk to an increase in the interest rates it pays for funds while holding long term, fixed-rate loans in its portfolio and allows the Company to continue to make loans during periods when deposit flows decline or funds are not otherwise available for lending purposes.

Loan Origination and Other Fees. In addition to interest earned on loans, the Company receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for creation of the loan. The Financial Accounting Standards Board in December 1986 issued Statement No. 91 on the accounting for nonrefundable fees and costs associated with originating or acquiring loans. To the extent that loans are originated or acquired for the portfolio, the statement limits immediate recognition of loan origination or acquisition fees as revenues and requires that such income (net of certain loan origination or acquisition costs) be deferred and amortized as an adjustment of yield over the life of the loan using a method which approximates the level yield method. Any deferred fees may be recognized immediately when the related loan is sold.

The Company's loan origination fees are generally 1% to 1-1/2% on conventional residential mortgages and 1% to 2% for commercial real estate loans. The total amount of deferred loan fees at March 31, 1997, was $987,503.

The Company also receives other fees and charges relating to existing loans, which include prepayment penalties, late charges, and fees collected in connection with a change in borrower or other loan modifications. These fees and charges have not constituted a material source of income.

Problem Assets and Their Classification. Information with respect to the Company's non-performing assets at March 31, 1997, 1996, 1995, 1994 and 1993 is set forth on page 8 in the Company's Annual Report and is incorporated herein by reference.

An analysis of the Company's allowance for loan losses for the years ended March 31, 1997, 1996, 1995, 1994, and 1993 is included on page 9 of the Company's Annual Report and is incorporated herein by reference.

Information with respect to the allocation of the allowance for loan losses by type of loan as of March 31, 1997 and 1996 is found on page 9 in the Company's Annual Report and is incorporated herein by reference. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category. The Board of Directors establishes an allowance for loan losses each year based on recommendations of management. As of March 31, 1997 the allowance for losses on loans was 1.54% of outstanding loans.

Over the years, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions, undertaken as a part of the examination of the institutions by the FDIC, OTS, or other federal or state regulators. Results of examinations indicate that these regulators may be applying more conservative criteria in evaluating real estate values, requiring significantly increased provisions for probable loan losses. While the Company believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles at March 31, 1997, there can be no assurance that regulators, when reviewing the Company's loan portfolio in the future, will not request the Company to increase its allowance for loan losses, thereby adversely affecting its earnings.

Investment Activities

Interest income from cash deposits and investment securities generally provide the second largest source of income for the Company after interest payments on loans. At March 31, 1997, the Company's investment securities portfolio consisted primarily of U. S. Government and agency securities, state and municipal securities, mortgage-backed securities, and equity securities (primarily stock in the FHLB of Atlanta). For additional information concerning the Company's investment securities portfolio, see Note 2 of "Notes to Consolidated Financial Statements" on page 23 of the Company's Annual Report.

The Company is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short term securities and is also permitted to make certain other investments. Information with respect to the Company's liquidity levels is found on page 13 in the Company's Annual Report and is incorporated herein by reference.

Deposit Activities and Other Sources of Funds

Deposits are the major source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from loan principal repayments, interest payments, and advances from the FHLB of Atlanta. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings, including repurchase agreements, may be used on a short term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

A summary of time deposits by maturity as of March 31, 1997 is incorporated by reference to Note 5 of "Notes to Consolidated Financial Statements" on page 24 of the Company' s Annual Report.

Borrowings. Deposit accounts are the primary source of funds of the Company's lending and investment activities and for its other general business purposes. However, during periods when the supply of lendable funds cannot meet the demand for such loans, the FHLB System seeks to provide a portion of the funds necessary through loans (advances) to its members. The FHLB of Atlanta has served as the primary borrowing source for First Citizens Bank-Newnan and First Citizens Bank of Fayette County. Advances are made on a secured basis.

The FHLB functions as a central reserve bank providing credit for member financial institutions. As members, First Citizens Bank-Newnan and First Citizens Bank of Fayette County are required to own capital stock in the FHLB of Atlanta and are authorized to apply for advances on the security of such stock and certain of their home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB's assessment of the institution's creditworthiness.

Information with respect to short term borrowings can be found on page 13 in the Company's Annual Report and is incorporated herein by reference.

Yields Earned and Rates Paid

The earnings of the Company depend significantly upon the difference between the income it receives from its loan and investment portfolios and its cost of money, consisting of the interest paid on deposit accounts and borrowings, if any.

For yield and rate information, refer to Table 1, "Analysis of Net Interest Income," on page 6 of the Company's Annual Report which is incorporated herein by reference.

Information regarding changes in interest income and expense for the Company is provided in Table 2, "Analysis of Changes in Net Interest Income," on page 6 of the Company's Annual Report and is incorporated herein by reference.

Information with respect to certain performance ratios of the Company for the years ended March 31, 1997 and 1996 can be found on page 4 of the Company's Annual Report and is incorporated herein by reference.

Subsidiary Activity

First Citizens Bank-Newnan is permitted to invest an amount equal to 2% of its assets in its service corporations, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. In addition, federal institutions meeting regulatory capital requirements and certain scheduled items tests may invest up to 50% of their current risk-based capital in conforming first mortgage loans to service corporations. Under such limitations, at March 31, 1997 First Citizens Bank-Newnan was authorized to invest up to approximately $9.808 million in the stock of, or loans to, service corporations. As of March 31, 1997, the net book value of the Company's investment in stock, loan guarantees, unsecured loans, and loans to its service corporations under GAAP was approximately $150,000. The Company's investments in its subsidiaries continues to be less than the limit permitted by OTS regulations, meeting such limitation by $9.658 million at March 31, 1997.

Newnan has one wholly owned service corporation, Newnan Financial Services, Inc. Newnan Financial Services owns Jefferson Ventures, Inc., which consists of the White Oak residential development. White Oak consists of property located in Coweta County that was acquired in July 1984. This property originally included approximately 3,500 acres, 150 lots, a 53,000 square foot building, marketable timber on approximately 1,700 acres of the 3,500 acres, a swimming pool and tennis courts. This area is a planned housing community with a golf course (36 holes), swimming pool, tennis courts and lakes. Additional information concerning the Company's real estate development activities is provided on page 10 of the Company's Annual Report and is incorporated herein by reference.

Competition

The Company faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for deposits and loans has historically come from other financial institutions in the southern Metropolitan Atlanta area. Particularly in times of high interest rates, the Company faces additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Company's competition for loans comes principally from other financial institutions, mortgage banking companies and other providers of financial services.

The Company competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers, real estate brokers, and home builders. It competes for deposits by offering depositors a wide variety of accounts, convenient office locations, tax-deferred retirement programs, and other miscellaneous services.

Personnel

As of March 31, 1997 the Company had 138 full-time equivalent employees. The employees are not represented by a collective bargaining agreement. The Company believes its employee relations are good.

Strategic Plan

A substantial portion of the growth of the Company during fiscal 1997 has been through the acquisition of other financial institutions. As part of its ongoing strategic plan, the Company continually evaluates business combination opportunities and frequently conducts due diligence activities in connection with possible business combinations. As a result, business combination discussions and, in some case, negotiations take place, and future business combinations involving cash, debt, or equity securities can be expected. Any future business combination or series of business combinations that the Company might undertake may be material, in terms of assets acquired or liabilities assumed, to the Company's financial condition. Recent business combinations in the banking industry have typically involved the payment of a premium over book and market values. This practice could result in dilution of book value and net income per share for the acquirer. It is the Company's practice to avoid possible dilution except where projections indicate a relatively short pay back period.

Forward Looking Statements

This Annual Report on Form 10-KSB, other periodic reports filed by the Company under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of the Company may include forward looking statements which reflect the Company's current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs, and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

          (a) Possible changes in economic and business conditions that may affect the prevailing interest rates, the prevailing rates of inflation, or the amount of growth, stagnation, or recession in the global, U.S., and southeastern U.S. economies, the value of investments, collectability of loans, and the profitability of business entities;

          (b) Possible changes in monetary and fiscal policies, laws, and regulations, and other activities of governments, agencies, and similar organizations;

          (c) The effects of easing of restrictions on participants in the financial services industry, such as banks, securities brokers and dealers, investment companies, and finance companies, and attendant changes in patterns and effects of competition in the financial services industry.

          (d) The cost and other effects of legal and administrative cases and proceedings, claims, settlements, and judgments;

          (e) The ability of the Company to achieve the earnings expectations related to the acquired operations of recently-completed and pending acquisitions, which depends on a variety of factors, including (i) the ability of the Company to achieve the anticipated cost savings and revenue enhancements with respect to the acquired operations, (ii) the assimilation of the acquired operations to the Company's corporate culture, including the ability to instill the Company's credit practices and efficient approach to the acquired operations, (iii) the continued growth of the markets in which the Company operates consistent with recent historical experience, (iv) the absence of material contingencies related to the acquired operations, including asset quality and litigation contingencies, and (v) the Company's ability to expand into new markets and to maintain profit margins in the face of pricing pressures.

The words "believe", "expect", "anticipate", "project", and similar expressions signify forward looking statements. Readers are cautioned not to place undue reliance on any forward looking statements made by or on behalf of the Company. Any such statement speaks only as of the date the statement was made. The Company undertakes no obligation to update or revise any forward looking statements.

Supervision and Regulation

Both bank and savings and loan holding companies, as well as their subsidiary banks and thrifts, are extensively regulated under both Federal and state law. The following is a brief summary of certain statutes and rules and regulations affecting the Company and the Banks. This summary is qualified in its entirety by reference to the particular statute and regulatory provision referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and Banks. Supervision, regulation and examination of the Company and the Banks by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company.

General. The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As such, the Company and its non-bank subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (a) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (b) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (c) it may merge or consolidate with any other bank holding company.

The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues includes the party's performance under the Community Reinvestment Act of 1977 (the "CRA"), both of which are discussed below.

The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company, and any other bank holding company located in Georgia, may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any Georgia-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether.

In February  1996,  the Georgia  Legislature  adopted  the  "Georgia  Interstate
Branching Act" effective June 1, 1997. The Georgia Interstate Branching Act permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis beginning July 1, 1996. Beginning July 1, 1998, the number of de novo branches which may be established will no longer be limited.

The BHC Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

Each of the Banks is a member of the Federal Deposit Insurance Corporation (the "FDIC"), and as such, its deposits are insured by the FDIC to the maximum extent provided by law. Each such subsidiary is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and each is supervised and examined by one or more state or federal bank regulatory agencies.

All of the Banks that are state-chartered banks are subject to supervision and examination by the FDIC and the Georgia Department of Banking and Finance (the "Georgia Department"). First Citizens Bank-Newnan is subject to regulations, supervision, and examination by the OTS and the FDIC. The federal banking regulator for each of the Banks, as well as the Georgia Department for each of the Banks that is a state-chartered bank, regularly examine the operations of the Banks and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The FDIC, OTS and the Georgia Department also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

The Banks are subject to the provisions of the CRA. Under the terms of the CRA, the Banks have a continuing and affirmative obligation consistent with their safe and sound operation to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires each appropriate federal bank regulatory agency, in connection with its examination of a subsidiary depository institution, to assess such institution's record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to: (a) charter a national bank; (b) obtain deposit insurance coverage for a newly chartered institution;
(c) establish a new branch office that will accept deposits; (d) relocate an office; or (e) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. All of the Banks received at least a "satisfactory" CRA rating in their most recent examinations.

In April 1995, the federal banking agencies adopted amendments revising their CRA regulations, with a phase-in schedule applicable to various provisions. Among other things, the amended CRA regulations, when fully implemented on July 1, 1997, will substitute for the prior process-based assessment factors a new evaluation system that will rate an institution based on its actual performance in meeting community needs. In particular, the system will focus on three tests:
(a) a lending test, to evaluate the institution's record of making loans in its service areas; (b) an investment test, to evaluate the institution's record of investing in community development projects and (c) a service test, to evaluate the institution's delivery of services through its branches, ATM's and other offices. The amended CRA regulations also clarify how an institution's CRA performance will be considered in the application process.

Payment of Dividends. The Company is a legal entity separate and distinct from its banking and other subsidiaries. The principal sources of cash flow of the Company, including cash flow to pay dividends to its shareholders, are dividends by the Banks. There are statutory and regulatory limitations on the payment of dividends by the Banks to the Company as well as by the Company to its shareholders.

As to payment of dividends, the two Banks which are organized under the laws of Georgia are subject to the laws and regulations of Georgia and to the regulations of the FDIC. First Citizens Bank-Newnan is subject to the OTS' capital distributions regulation.

If, in the opinion of the applicable federal banking regulator, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See

"-- Prompt Corrective Action." Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

At March 31, 1997, under dividend restrictions imposed under federal and state laws, the Banks, without obtaining governmental approvals, could declare aggregate dividends to the Company of approximately $1.8 million.

The payment of dividends by the Company and the Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

Capital  Adequacy.  The  Company  and the Banks are  required to comply with the capital adequacy standards established by the Federal Reserve and the appropriate federal banking regulator in the case of its banking subsidiaries. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At March 31, 1997, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 10.29% and 9.04%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities. At March 31, 1997, the Company's Leverage Ratio was 6.70%.

The Banks are subject to risk-based and leverage capital requirements adopted by their federal banking regulators, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. As of March 31, 1997, each of the Banks was in compliance with applicable minimum capital requirements. The Company has not been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it or its subsidiary depository institutions.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-- Prompt Corrective Action."

Support of Subsidiary Institutions. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, each of its banking subsidiaries. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Under the Federal Deposit Insurance Act ("FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with
(a) the default of a commonly controlled  FDIC-insured depository institution or
(b) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The subsidiary depository institutions of the Company are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of these subsidiaries would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the depository institution's banking affiliates, and a potential loss of the Company's investment in such other subsidiary depository institutions.

Prompt Corrective Action. FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective in December 1992, the federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

The capital levels established for each of the categories are as follows:

===============================================================================================================================
                                                                    Total                 Tier 1 Risk-
        Capital Category                Tier 1 Capital        Risk-Based Capital          Based Capital            Other
===============================================================================================================================
Well Capitalized                         5% or more              10% or more                6% or more           Not subject
                                                                                                                 to a capital
                                                                                                                 directive
-------------------------------------------------------------------------------------------------------------------------------
Adequately Capitalized                   4% or more              8% or more                 4% or more                   --
-------------------------------------------------------------------------------------------------------------------------------
Undercapitalized                         less than 4%            less than 8%               less than 4%                 --
-------------------------------------------------------------------------------------------------------------------------------
Significantly Undercapitalized           less than 3%            less than 6%               less than 3%                 --
-------------------------------------------------------------------------------------------------------------------------------
Critically Undercapitalized              2% or less                         --                        --                 --
                                         tangible equity
===============================================================================================================================

For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under FDICIA, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

At March 31, 1997, each subsidiary bank had the requisite capital levels to qualify as well capitalized, except First Citizens Bank-Newnan. Such Bank had the requisite capital level to qualify as well capitalized under two of the three ratios, and as adequately capitalized under the third ratio because its Total Risk-Based Capital Ratio was 9.46% instead of 10%.

FDIC Insurance Assessments. Pursuant to FDICIA, the FDIC adopted a new risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The new system, which went into effect on January 1, 1994, assigns an institution to one of three capital categories: (a) well capitalized; (b) adequately capitalized; and (c) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, as well as the prior transitional system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995, as they had during 1994, ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

Once the designated ratio for the BIF was reached in May 1995, the FDIC reduced the assessment rate applicable to BIF deposits in two stages, so that, beginning 1996, the deposit insurance premiums for 92% of all BIF members in the highest capital and supervisory categories were set at $2,000 per year, regardless of deposit size. The FDIC elected to retain the existing assessment rate range of 23 to 31 basis points for SAIF members given the undercapitalized nature of that insurance fund.

Recognizing that the disparity between the SAIF and BIF premium rates had adverse consequences for SAIF-insured institutions and other banks with SAIF assessed deposits, including reduced earnings and an impaired ability to raise funds in capital markets and to attract deposits, on July 28, 1995, the FDIC, the Treasury Department, and the Office of Thrift Supervision released statements outlining a proposed plan to recapitalize the SAIF, the principal feature of which was a special one-time assessment on depository institutions holding SAIF-insured deposits, which was intended to recapitalize the SAIF at a reserve ratio of 1.25%. This proposal contemplated elimination of the disparity between the assessment rates on BIF and SAIF deposits following recapitalization of the SAIF.

A variation of this proposal designated the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted by Congress as part of the omnibus budget legislation and signed into law on September 30, 1996. As directed by the Funds Act, the FDIC implemented a special one-time assessment of approximately 65.7 basis points (0.657%) on a depository institution's SAIF-insured deposits held as of March 31, 1995 (or approximately 52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions). Additional information concerning the impact of the SAIF assessment on the Company is included on page 11 of the Company's Annual Report and is incorporated herein by reference.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed regulation or statute will be adopted or the extent to which the business of the Company may be affected by such regulation or statute.


Item 2. Properties

The table set forth below shows the locations of the Company's offices and other facilities, as well as certain additional information relating to these offices and facilities as of March 31, 1997.

All of the Company's offices are maintained in operating condition suitable for retail banking.


                                         Year Facility
                                           Commenced                   Leased
Office Location                            Operation                  or Owned
---------------                            ---------                  --------
First Citizens-Newnan                        1961                      Owned

Main Office
19 Jefferson Street
Newnan, Georgia

Operations Center                            1984                      Owned
10 Olive Center
Newnan, Georgia

Bullsboro Branch                             1981                      Owned
71 Bullsboro Drive
Newnan, Georgia

Peachtree City Branch                        1981                      Owned
705 Hwy. 54, East
Peachtree City, Georgia

White Oak Branch                             1987                      Leased
1421 Hwy. 34, East
Newnan, Georgia

LaGrange Branch                              1988                      Owned
310 Broad Street
LaGrange, Georgia

Hogansville Branch                           1988                      Owned
410 East Main Street
Hogansville, Georgia

                                         Year Facility
                                           Commenced                   Leased
Office Location                            Operation                  or Owned
---------------                            ---------                  --------
Hospital Road Branch                         1989                      Owned
14 Hospital Road
Newnan, Georgia

Closed Branch Facility                        NA                       Owned
461 Highway 29 North
Newnan, Georgia

Proposed Branch Site                          NA                       Owned
Highway 154
Sharpsburg, Georgia

First Citizens-Fayetteville(1)

First Citizens Bank                          1991                      Owned
675 North Jeff Davis Drive
Fayetteville, Georgia 30214

Tara State Bank(2)

Main Office                                  1984                      Owned
6375 Highway 85
Riverdale, Georgia 30274

Jonesboro Office                             1986                      Owned
223 North Main Street
Jonesboro, Georgia 30236

Citizens Mortgage Group, Inc.

Jefferson, Georgia                           1993                      Leased
1874 Washington Street
Jefferson, Georgia 30549

Stockbridge, Georgia                         1996                      Leased
175 Corporate Center Drive
Suite B
Stockbridge, Georgia 30281

Fayetteville, Georgia                        1996                      Leased
205 Jeff Davis Place
Fayetteville, Georgia 30214

----------
(1)  Acquired by the Company in 1996.

(2)  Acquired by the Company in 1997.

Item 3. Legal Proceedings

The Company is not involved in any material pending legal proceedings at the present time, other than nonmaterial proceedings arising out of the ordinary course of its business.


Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1997.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The information contained in the section captioned "Stock Prices and Dividends" on page 34 of the Company's Annual Report is incorporated herein by reference.


Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 16 of the Company's Annual Report is incorporated herein by reference.


Item 7. Consolidated Financial Statements

The consolidated financial statements and independent auditors' report contained on pages 17 through 33 of the Company's Annual Report are incorporated herein by reference.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 11, 1997 the Company filed a Form 8-K dated March 4, 1997, which form was amended on March 24, 1997. The purpose of the Form 8-K was to disclose a change in auditors for the Company.

On March 4, 1997, the Company's Audit Committee of the Board of Directors elected to dismiss KPMG Peat Marwick LLP as the independent auditors of Newnan Savings Bank, FSB, a wholly-owned subsidiary of the Company. That same day, the Company engaged Mauldin & Jenkins, LLC to replace KPMG Peat Marwick LLP. Pursuant to Item 302 of Regulation S-B, the Company discloses the following information:

1.   KPMG Peat Marwick LLP was dismissed on March 4, 1997.

2. The report prepared by KPMG Peat Marwick LLP on the consolidated financial statements of Newnan Savings Bank, FSB and subsidiaries for the fiscal years ending March 31, 1996 and 1995 did not contain an adverse opinion or disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles.

3. The decision to dismiss KPMG Peat Marwick LLP was recommended and approved by the Audit Committee of the Board of Directors.

4. There were no disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure or any other matter requiring disclosure pursuant to Item 304 of Regulation S-B.

In a letter to the Securities and Exchange Commission, KPMG stated that they agreed with the representations of the Company except that they were not in a position to agree or disagree with the Company's assertions in number 3 above.

                                    PART III

Item 9. Directors, Executive Officers, Promoter and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information contained in the section captioned "Election of Directors" in the Company's Proxy Statement is incorporated herein by reference.

The information  contained in the section captioned  "Executive  Compensation --
Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement is incorporated herein by reference.


Item 10. Executive Compensation.

The information contained in the section captioned "Executive Compensation" in the Company's Proxy Statement is incorporated herein by reference.


Item 11. Security Ownership of Certain Beneficial Owners and Management

The information contained in the sections captioned "Principal Holders of Common Stock" and "Election of Directors" in the Company's Proxy Statement is incorporated herein by reference.

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.


Item 12. Certain Relationships and Related Transactions

The information contained in the section captioned "Transactions with the Corporation" in the Company's Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 13. Exhibits, List and Reports on Form 8-K

a.   Exhibits

     Exhibit No.        Description

     2.1 Plan of Reorganization, dated as of December 14, 1995, among the Registrant, Newnan Savings Bank, FSB and Interim Newnan FSB, included as Appendix A to the Proxy Statement and Prospectus set forth in Part I of the Registration Statement. (1)

     2.2 Agreement and Plan of Merger, dated as of November 2, 1995, among the Registrant, Newnan Savings Bank, FSB, Southside Financial Group, Inc., Citizens Bank and Trust of Fayette County and Interim Citizens Corporation, and Amendment No. 1 thereto, included as Appendix B to the Proxy Statement and Prospectus set forth in Part I of the Registration Statement. (1)

     2.3 Agreement and Plan of Merger, dated as of November 21, 1996, as amended, between the Registrant and Tara Bankshares Corporation. (2)

     3.1                Articles of Incorporation of the Registrant.

     3.2                Bylaws of the Registrant. (3)

     10.1               1986 Stock Option and Incentive  Plan of Newnan  Savings
                        Bank, FSB. (3)(4)

     10.2 Nonqualified Stock Option and Incentive Plan of Newnan Savings Bank, FSB. (3)(4)

     10.3 Form of Non-Competition Covenant to be executed by the Directors of Southside Financial Group, Inc. (3)(4)

     10.4 Employment Agreement, dated as of April 9, 1997, between First Citizens Corporation, Charles M. Barnes, First Citizens Bank of Fayette County and Tara State Bank.

     10.5 Indexed Executive Salary Continuation Plan, dated August 7, 1995, between Tara State Bank and Charles M. Barnes.
                        (4)(5)


     11.1               Statement regarding computation of per share earnings.

     13.1 1997 Annual Report to Shareholders. (Only those portions of the Annual Report that are specifically incorporated by reference herein shall be deemed filed with the SEC.)

     22.1               Subsidiaries of the Registrant.

     24.1 A Power of Attorney relating to this Report is set forth on the signature pages to this Report.

     27.1               Financial data schedule (for SEC use only)

     99.1               Report of KPMG Peat Marwick LLP.

     ----------
     (1) Incorporated by reference to the Registration Statement on Form S-4 (No,. 333-4304) filed with the SEC on July 1, 1996.

     (2) Incorporated by reference to the Form 8-K filed with the SEC on April 25, 1997.

     (3) Incorporated by reference to the exhibit of the same number in the Registration Statement on Form S-4 (No. 333-4304) filed with the SEC on July 1, 1996.

     (4)  Management contract or compensatory plan or arrangement.


     (5) Incorporated by reference to Exhibit 10.3 in the Annual Report on Form 10-KSB for the year ended December 31, 1995 filed by Tara Bankshares Corporation with the SEC.

b. Reports on Form 8-K

A Form 8-K dated April 10, 1997 was filed on April 25, 1997 to report the acquisition of Tara Bankshares Corporation. This Form 8-K was subsequently amended on June 25, 1997 to include financial statements of Tara Bankshares Corporation and proforma financial statements for First Citizens Corporation and Tara Bankshares Corporation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Riverdale, State of Georgia, on the 25th day of June, 1997.


                                        FIRST CITIZENS CORPORATION


                                        By:  /s/  Thomas J. Moat
                                             ------------------------
                                             Thomas J. Moat
                                             President



                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Littleton Glover, Jr., and Thomas J. Moat, or either of them, as his or her attorneys-in-fact, acting with full power of substitution, in his or her name, place and stead, in any and all capacities, to sign any amendments to this Report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratifies and confirms all that said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Exchange Act, this Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated.


            Signature                                 Title                           Date
            ---------                                 -----                           ----


/s/ Don A. Barnette                           Director                           June 25, 1997
--------------------------------
Don A. Barnette


/s/ Thomas B. Chandler                        Director                           June 25, 1997
--------------------------------
Thomas B. Chandler


/s/ J. Littleton Glover, Jr.                  Chairman of the Board              June 25, 1997
--------------------------------
J. Littleton Glover, Jr.

            Signature                                 Title                           Date
            ---------                                 -----                           ----


/s/ Thomas J. Moat                            President and Director             June 25, 1997
--------------------------------              (Principal Executive
Thomas J. Moat                                Officer)



/s/ Ellis A. Mansour                          Director                           June 25, 1997
--------------------------------
Ellis A. Mansour



/s/ Douglas J. Hertha                         Vice President and                 June 25, 1997
--------------------------------              Secretary (Principal Financial
Douglas J. Hertha                             and Accounting Officer)