Form 10QSB
period 1997-06-30
FIRST CITIZENS CORP /GA/
filed 1997-08-14
CIK 1013239

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

                       Commission File Number: 333-4304
                                               --------

                          FIRST CITIZENS CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Georgia                                                    58-2232785
-------------------------------                         ------------------
(State or other jurisdiction of                         (I.R.S. Employment
Incorporation or organization)                          Identification Number)

19 Jefferson Street
Newnan, Georgia                                               30263
---------------------                                       ----------
(Address of principal                                       (Zip Code)
 executive office)

Registrant's telephone number, including area code:  (770) 253-5017
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

                              Yes   X   No
                                   ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1997: 1,839,000

Transitional Small Business Disclosure Format (check one)  Yes        No   X
                                                               -----     -----

                                     INDEX


                                                                           Page
                                                                           ----
Part I.  Financial Information
         ---------------------

Item 1.  Condensed Consolidated Financial Statements (unaudited)

           Condensed Consolidated Statement of Financial Condition
             as of June 30, 1997                                              1

           Condensed Consolidated Statements of Earnings for the
             Three Months Ended June 30, 1997 and 1996                        2

           Condensed Consolidated Statements of Cash Flows
             For The Three Months Ended June 30, 1997 and 1996              3-4

           Notes to Condensed Consolidated Financial Statements             5-6

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition                                7-12

Part II  Other Information
         -----------------

Item 6.  Exhibits and Reports on Form 8-K

Signatures

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the condensed consolidated financial statements and related notes.

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  FIRST CITIZENS CORPORATION AND SUBSIDIARIES

            Condensed Consolidated Statement of Financial Condition
                                 June 30, 1997
                                  (Unaudited)

                                                                                            June 30
                                                                                        ----------------
ASSETS
Cash and due from banks                                                                 $    15,572,825
Interest-bearing deposits in other banks                                                        439,337
Federal funds sold                                                                           12,600,000
Loans held for sale                                                                           9,174,660
Securities available for sale                                                                31,194,655
Securities held-to-maturity at amortized cost, fair value of $3,451,351                       3,474,174
Loans receivable, net                                                                       246,605,457
Real estate held for development and sale                                                     2,390,049
Premises and equipment, net                                                                   6,905,770
Goodwill and other intangibles                                                                7,338,611
Other assets                                                                                  3,161,721
                                                                                        ----------------
          Total assets                                                                  $   338,857,259
                                                                                        ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposit accounts                                                                        $   280,573,021
Advances from the Federal Home Loan Bank                                                     17,280,091
Other borrowings                                                                                 19,705
Accrued expenses and other liabilities                                                        8,005,960
                                                                                        ----------------
          Total liabilities                                                                 305,878,777
                                                                                        ----------------

Stockholders' equity
   Preferred stock, no par value, 8,000,000 shares authorized; none issued                            -
   Common stock, $1 par value, 8,000,000 shares authorized;
     1,844,305 shares issued and outstanding                                                  1,844,305
   Additional paid-in capital                                                                13,324,030
   Retained earnings                                                                         17,946,547
   Unnrealized gains on securities available for sale, net of tax                                95,250
                                                                                        ----------------
                                                                                             33,210,132
   Less cost of 11,300 shares of treasury stock                                                (231,650)
                                                                                        ----------------
          Total stockholders' equity                                                         32,978,482
                                                                                        ----------------
          Total liabilities and stockholders' equity                                    $   338,857,259
                                                                                        ================


See accompanying notes to condensed consolidated financial statements.

                  FIRST CITIZENS CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Earnings
               For the Three Months Ended June 30, 1997 and 1996
                                  (Unaudited)

                                                                            1997                  1996
                                                                      ---------------        ---------------
Interest income:
  Loans                                                               $    5,883,887         $    2,772,553
  Interest-bearing deposits                                                   22,748                 71,151
  Taxable securities                                                         503,087                190,695
  Nontaxable securities                                                       33,426                      -
  Federal funds sold                                                         125,350                      -
                                                                      ---------------        ---------------
       Total interest income                                               6,568,498              3,034,399
                                                                      ---------------        ---------------
Interest expense:
  Deposits                                                                 2,669,611              1,392,348
  Interest on Federal Home Loan Bank advances                                246,835                120,309
  Other borrowings                                                            52,455                    759
                                                                      ---------------        ---------------
       Total interest expense                                              2,968,901              1,513,416
                                                                      ---------------        ---------------
       Net interest income                                                 3,599,597              1,520,983
  Provision for loan losses                                                   40,000                      -
                                                                      ---------------        ---------------
       Net interest income after provision for loan losses                 3,559,597              1,520,983
                                                                      ===============        ===============
Other income (losses):
  Loan servicing and other loan fees, net                                     97,788                156,474
  Deposit and other service charge income                                    358,828                189,784
  Loss on sale of securities                                                  (2,852)                     -
  Gain on sale of loans                                                      264,963                196,228
  Gain on sale of real estate acquired in settlement of loans                  5,101                      -
  Gain on sale of real estate held for development and sale                3,322,371                 74,244
  Other operating income                                                      91,504                 33,285
                                                                      ---------------        ---------------
       Total other income                                                  4,137,703                650,015
                                                                      ---------------        ---------------
Other expenses:
  Salaries and employee benefits                                           1,392,603                523,162
  Occupancy and equipment expenses                                           402,491                203,454
  Federal insurance premiums                                                  26,628                 72,162
  Data processing costs                                                       91,408                 52,473
  Goodwill amortization                                                      109,888                      -
  Other operating expenses                                                   629,691                287,300
                                                                      ---------------        ---------------
       Total other expenses                                                2,652,709              1,138,551
                                                                      ===============        ===============
       Earnings before income taxes                                        5,044,591              1,032,447
  Income tax expense                                                       1,816,438                396,456
                                                                      ---------------        ---------------
  Net earnings                                                             3,228,153                635,991
                                                                      ===============        ===============
  Net earnings per share                                                        1.64                   0.40
                                                                      ===============        ===============
  Dividends per share                                                            .11                    .11
                                                                      ===============        ===============
  Weighted average common and common equivalent shares                $    1,963,094         $    1,582,339
                                                                      ===============        ===============

See accompanying notes to condensed consolidated financial statements.

                  FIRST CITIZENS CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
               For the Three Months Ended June 30, 1997 and 1996
                                  (Unaudited)


                                                                                          1997                   1996
                                                                                   -----------------      -----------------
Operating Activities
Net earnings                                                                        $     3,228,153        $       635,991
Adjustments to reconcile net earnings to net cash (used in)
 provided by operating activities:
 Provision for loan losses                                                                   40,000                      -
 Depreciation                                                                               151,507                 82,726
 Amortization and accretion, net                                                            109,888                 (7,162)
 Loss on sale of securities available for sale                                                2,852                      -
 Gain on sale of loans                                                                     (264,963)              (196,228)
 Net (increase) decrease in loans held for sale                                            (951,026)             5,315,140
 Gain on sale of other real estate owned                                                     (5,101)                     -
 Gain on sale of real estate held for development                                        (3,322,371)               (74,244)
 (Increase) decrease in accrued interest receivable                                         (94,379)                34,330
 Increase (decrease) in accrued interest payable                                             69,714                (25,039)
 Other operating activities                                                               1,032,980                  3,140
                                                                                   -----------------      -----------------
    Net cash (used in) provided by operating activities                                      (2,746)             5,768,654
                                                                                   -----------------      -----------------
Investing activities
Proceeds from maturities of securities available for sale                                 2,019,433                      -
Proceeds from maturities of securities held to maturity                                     675,383             21,129,790
Purchases of securities available for sale                                               (5,996,639)                     -
Proceeds from sales of securities available for sale                                      4,719,614                      -
Net (increase) decrease in interest-bearing deposits in banks                             1,232,188             (6,076,269)
Net increase in Federal funds sold                                                       (4,780,000)                     -
Net increase in loans                                                                    (9,438,699)            (3,738,118)
Purchase of real estate                                                                           -                (67,184)
Proceeds from sales of real estate held for development                                   4,223,850                239,177
Proceeds from sale of other real estate owned                                                58,201                      -
Purchase of premises and equipment                                                          (13,078)               (47,709)
Proceeds from redemption of FHLB stock                                                            -                500,100
Proceeds from sales of premises and equipment                                                     -                  1,895
                                                                                   -----------------      -----------------
Net cash (used in) provided by investing activities                                 $    (7,299,747)       $    11,941,682
                                                                                   -----------------      -----------------

See accompanying notes to condensed consolidated financial statements.

                   FIRST CITIZENS CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                For the Three Months Ended June 30, 1997 and 1996
                                   (Unaudited)


                                                                                         1997                   1996
                                                                                   -----------------      -----------------
Financing activities
Net increase in deposit accounts                                                    $    10,773,984        $     1,081,659
Repayment of notes payable                                                                  (18,243)               (16,891)
Net decrease in Federal Home Loan Bank advances                                            (487,253)           (21,314,172)
Net decrease in other borrowings                                                         (1,112,287)                     -
Increase in advance payments by borrowers for
  property taxes and insurance                                                                    -                129,496
Dividends paid                                                                             (201,231)              (160,535)
Proceeds from stock options exercised                                                        54,098                 12,887
                                                                                   -----------------      -----------------
  Net cash provided by (used in) financing activities                                     9,009,068            (20,267,556)
                                                                                   -----------------      -----------------
  Net increase (decrease) in cash and due from banks                                      1,706,575             (2,557,220)
Cash and due from banks at beginning of period                                           13,866,250              9,214,902
                                                                                   -----------------      -----------------
Cash and due from banks at end of period                                            $    15,572,825        $     6,657,682
                                                                                   -----------------      -----------------

Supplemental disclosures of cash paid during the period for:
  Interest                                                                                2,899,187              1,538,455
                                                                                   -----------------      -----------------
  Income taxes                                                                      $             -        $       302,042
                                                                                   -----------------      -----------------



See accompanying notes to condensed consolidated financial statements.

                   FIRST CITIZENS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.    BASIS OF PRESENTATION

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnotes required for fair presentation of financial position, results of operations, and changes in cash flows in conformity with generally accepted accounting principles. All adjustments and recurring entries which, in the opinion of management, are required for a fair presentation of financial position and results of operations for the periods covered by this report have been included.

           The results of operations for the three month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

           Certain reclassifications have been made to prior financial statements to conform to current classifications.

Note 2.    CURRENT ACCOUNTING DEVELOPMENTS

           The Financial Accounting Standards Board has issued SFAS No. 128 "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The effective date of this Statement is for financial statements issued for periods ending after December 15, 1997. The adoption of this Statement is not expected to have a material effect on earnings per share.

                   FIRST CITIZENS CORPORATION AND SUBSIDIARIES

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

FINANCIAL CONDITION

Total assets increased $12.5 million to $338.9 million during the three month period ending June 30, 1997. This increase is primarily attributable to an increase in loans receivable of $8.2 million and an increase in Federal funds sold of $4.8 million. The increase in loans receivable is due to growth in real estate mortgage loans. To fund the growth in assets, deposits increased $10.8 million during the three months ended June 30, 1997.

LIQUIDITY

Liquidity management involves the matching of the cash flow requirements of customer withdrawals of funds and the funding of loan originations, and the ability of the Company's banks to meet those requirements. Management monitors and maintains appropriate levels of liquidity so that maturities of assets and deposit growth are such that adequate funds are provided to meet estimated customer withdrawals and loan requests.

At June 30, 1997, the Banks had cash and due from banks of $15.6 million, interest bearing deposits in other banks of $.4 million, and Federal funds sold of $12.6 million. Additionally, the Banks have $31.2 million in securities available for sale which could be sold to meet any liquidity needs. The Banks are also members of the Federal Home Loan Bank of Atlanta and are able to obtain advances if needed. At June 30, 1997, the Banks had, in addition to amounts already borrowed, a combined credit availability of $37.7 million.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require the Company to maintain minimum capital levels in relation to assets. At June 30, 1997, the Company's capital ratios were considered adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company at June 30, 1997 are as follows:

                                                          Regulatory
                                            Actual        Requirement
          Leverage                           7.98%           4.00%
          Core                              10.57%           4.00%
          Risk Based                        11.82%           8.00%

Management is not aware of any other current recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 and 1996

Net Interest Income. Net interest income increased $2,079,000 or 136.6% for the three months ended June 30, 1997 compared to the same period in 1996. This increase consists of an increase in interest income of $3,534,000 and an increase in interest expense of $1,455,000. The change is primarily due to the acquisition of Southside Financial Group, Inc. (Southside) and Tara Bankshares Corporation (Tara) during the fiscal year ended March 31, 1997. The results of operations for Southside and Tara are not included in the three month period ended June 30, 1996.

In addition to the increase related to the acquisition of Southside and Tara, interest-earning assets have increased by approximately $12.6 million or 4.34%, compared to March 31, 1997. Interest-bearing liabilities have increased during the same period by approximately $10.3 million or 3.57%. Net interest margin increased from 4.11% at June 30, 1996 to 4.84% at June 30, 1997.

Provision for Loan Losses. The provision for loan losses is based on management's evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. Management reviews the allowance for loan loss on a quarterly basis and makes provisions as necessary. A provision of $40,000 was made during the three month period ending June 30, 1997 based upon this review process. Prior to the acquisition of Southside in the third calendar quarter of 1996, the Company had not made a provision in 1996. The allowance for loan loss as a percentage of total loans was 1.52% at June 30, 1997 compared to 1.54% at March 31, 1997. Nonperforming loans as a percentage of total loans was 1.25% at June 30, 1997 compared to 1.15% at March 31, 1997. Management believes the allowance for loan loss at June 30, 1997 is adequate to meet any future losses in the loan portfolio.

At June 30, 1997 and March 31, 1997, nonaccrual, past due, and restructured loans were as follows:

                                                   June 30,       March 31,
                                                    1997            1997
                                                  ---------     -----------
                                                    (Dollars in thousands)
   Total nonaccruing loans                        $ 3,137       $ 2,796
   Loans contractually past due ninety days
     or more as to interest or principal
     payments and still accruing                        5            55
   Restructured loans                                 243           156

The increase in nonaccrual loans from March 31, 1997 to June 30, 1997 consists of various commercial and real estate mortgage loans. The increase was not attributable to any one group or individually significant loans.

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

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Information regarding certain loans and allowance for loan loss data through June 30, 1997 and 1996 is as follows:


                                                                                     Three Months Ended
                                                                                          June 30,
                                                                          ------------------------------------------
                                                                                   1997                   1996
                                                                          --------------------   -------------------
                                                                                   (Dollars in thousands)
Average amount of loans outstanding                                       $           245,284     $         124,917

Balance of allowance for loan losses at beginning of period               $             3,739     $           1,372
Loans charged off
   Commercial and financial                                                                 -                     -
   Construction                                                                             -                     -
   Real estate                                                                              -                     -
   Installment                                                                             15                    10
                                                                          --------------------   -------------------
                                                                                           15                    10
                                                                          --------------------   -------------------
Loans recovered
   Commercial and financial                                                                35                     -
   Construction                                                                             -                     -
   Real estate                                                                              5                     1
   Installment                                                                              4                     1
                                                                          --------------------   -------------------
                                                                                           44                     2
                                                                          --------------------   -------------------

Net charge-offs (recoveries)                                                              (29)                    8
                                                                          --------------------   -------------------

Additions to allowance charged to operating expense during period                          40                     -
                                                                          --------------------   -------------------

Balance of allowance for loan losses at end of period                                   3,808                 1,364
                                                                          --------------------   -------------------

Ratio of net loans charged off during the period to average
   loans outstanding                                                                        -                  .01%
                                                                          ====================   ===================

Other Income. Other income increased by approximately $3.5 million for the three month period ended June 30, 1997 as compared to the same period in 1996. The primary reason for the increase was the realization of $3.3 million on the sale of real estate held for development and sale. The comparable gain for the same period in 1996 was only $74,000. This significant increase over the prior year is due to the sale of 400 acres, or approximately 26% of the remaining real estate held for development and sale.

The other significant increase in other income was an increase of approximately $169,000 in deposit and other service charge income. This increase is directly related to the acquisitions of Southside and Tara.

Other Expenses. Other expenses increased $1,514,000 during the three months ended June 30, 1997 as compared to the same period in 1996. Salaries and employee benefits increased $869,000, of which $558,000 is attributable to the acquisition of Southside and Tara. The remaining $311,000 is due to additional staffing and normal salary increases. Occupancy and equipment costs increased $199,000, of which $158,000 is due to merger-related growth. The remaining $40,000 is due to increased overhead related to the opening of additional mortgage offices. As a result of the acquisitions, goodwill was recognized by the bank subsidiaries. Amortization of goodwill for the three months ended June 30, 1997 was $110,000. Other operating expenses increased $452,000. Approximately $297,000 is related to the acquisitions.

                          PART II - Other Information



Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in securities.

         None.

Item 3.  Defaults upon Senior Securities.

         Not applicable.

Item 4.  Submission to Matters to a Vote of Security Holders.

         None.

Item 5.  Other information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits.

               27.  Financial Data Schedule.

          (b)  Reports on Form 8-K.

               None.

                                  SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         FIRST CITIZENS CORPORATION
                                                (Registrant)
                                         --------------------------




Date:                                    /s/ Tom Moat
                                         --------------------------
                                         Tom Moat
                                         Chief Executive Officer




Date:                                    /s/ Douglas J. Hertha
                                         --------------------------
                                         Douglas J. Hertha
                                         Vice President
                                         Chief Financial and Accounting Officer