Form 10QSB
period 1997-09-30
FIRST CITIZENS CORP /GA/
filed 1997-11-14
CIK 1013239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997
                                                 ------------------
         OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-4304
                                                --------

                           FIRST CITIZENS CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

Georgia                                                  58 - 2232785
-------                                                 --------------
(State or other jurisdiction of                        (IRS Employment
Incorporation or organization)                         Identification Number)

19 Jefferson Street
Newnan, Georgia                                           30263
---------------                                         ---------
(Address of principal                                    (Zip Code)
executive office)

Registrant's telephone number, including area code is: (770)253-5017

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 1, 1997: 2,743,625

Transitional Small Business Disclosure Format (check one) Yes       No  X
                                                              ---      ---

INDEX

Part I.  Financial Information

Item 1.           Condensed Consolidated Financial Information (unaudited)

                           Condensed Consolidated Statement of Financial Condition
                              as of September 30, 1997                                                    1

                           Condensed Consolidated Statements of Earnings for the
                              Three and Six Months Ended September 30, 1997 and 1996                      2

                           Condensed Consolidated Statements Cash Flows for the
                              Six Months Ended September 30, 1997 and 1996                                3-4

                           Notes to Condensed Consolidated Financial Statements                           5-6

Item 2.           Management's Discussion and Analysis of Results of Operations and
                    Financial Condition                                                                   7-14

Part II.  Other Information

Item 6.           Exhibits and Reports on Form 8-K.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                   FIRST CITIZENS CORPORATION AND SUBSIDIARIES

             Condensed Consolidated Statement of Financial Condition
                               September 30, 1997
                                   (Unaudited)

ASSETS
Cash and due from banks                                                                        $    13,445,835
Interest-bearing deposits in other banks                                                             3,140,102
Federal funds sold                                                                                   6,440,000
Loans held for sale                                                                                  5,099,000
Securities available for sale                                                                       31,317,825
Securities held-to-maturity at amortized cost, fair value of $2,897,806                              2,902,009
Loans receivable, net                                                                              254,255,234
Real estate held for development and sale                                                            2,355,522
Premises and equipment, net                                                                          6,829,552
Goodwill and other intangibles                                                                       7,227,574
Other assets                                                                                         4,184,347
                                                                                               ---------------
          TOTAL ASSETS                                                                         $   337,197,000
                                                                                               ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposit accounts                                                                               $   278,833,613
Advances from the Federal Home Loan Bank                                                            16,697,334
Other borrowings                                                                                     3,619,705
Accrued expenses and other liabilities                                                               3,928,077
                                                                                               ---------------
          TOTAL LIABILITIES                                                                        303,078,729
                                                                                               ---------------

Stockholders' equity
  Preferred stock, no par value, 8,000,000 shares authorized; none issued                                  - -
  Common stock, $1 par value, 8,000,000 shares authorized; 2,780,895 shares
     issued and outstanding                                                                          2,780,895
  Additional paid-in capital                                                                        12,522,498
  Retained earnings                                                                                 19,054,431
  Unrealized gains on securities available for sale, net of tax                                        118,781
                                                                                               ---------------
                                                                                                    34,476,605
   Less cost of 38,700 shares of treasury stock                                                      (358,334)
                                                                                               ---------------
          TOTAL STOCKHOLDERS' EQUITY                                                                34,118,271
                                                                                               ---------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $   337,197,000
                                                                                               ===============





See accompanying notes to condensed consolidated financial statements.

                   FIRST CITIZENS CORPORATION AND SUBSIDIARIES

                       Consolidated Statements of Earnings
         For the Three and Six Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                              Three Months                        Six Months
                                                        1997              1996               1997             1996
                                                   ---------------  -----------------  ----------------- ---------------
INTEREST INCOME:
  Loans                                            $     6,179,564  $       3,719,357  $      12,063,451 $     6,491,910
  Interest-bearing deposits                                 30,321             69,850             53,069         141,001
  Taxable securities                                        45,549            275,356            548,636         466,051
  Nontaxable securities                                    452,732             12,310            486,158          12,310
  Federal funds sold                                       142,038             37,997            267,388          37,997
                                                   ---------------  -----------------  ----------------- ---------------
     Total interest income                               6,850,204          4,114,870         13,418,702       7,149,269
                                                   ---------------  -----------------  ----------------- ---------------

INTEREST EXPENSE:
  Deposits                                               2,781,176          1,732,801          5,450,787       3,125,149
  Interest on Federal Home Loan Bank advances              257,780            133,978            134,737         253,146
  Other borrowings                                          80,010                759            132,465           1,900
                                                   ---------------  -----------------  ----------------- ---------------
     Total interest expense                              3,118,966          1,867,538          5,717,989       3,380,195
                                                   ---------------  -----------------  ----------------- ---------------
     Net interest income                                 3,731,238          2,247,332          7,700,713       3,769,074
  Provision for loan losses                                 70,000             20,000            110,000          20,000
                                                   ---------------  -----------------  ----------------- ---------------
     Net interest income after provision
        for loan  losses                                 3,661,238          2,227,332          7,590,713       3,749,074
                                                   ---------------  -----------------  ----------------- ---------------

OTHER INCOME (LOSSES):
  Loan servicing and other loan fees, net                   96,479            116,562            194,267         273,036
  Deposit and other service charge income                  403,575            224,556            762,403         414,340
  Loss on sale of securities                                 1,730                  0            (1,122)               0
  Gain on sale of loans                                    260,073            180,811            525,036         377,039
  Gain on sale of real estate acquired in
      settlement of loans                                   15,946                  0             21,047               0
  Gain on sale of real estate held for                      55,055            549,926          3,377,426         624,170
      development and sale
  Other operating income                                    78,645             45,131            170,149          78,416
                                                   ---------------  -----------------  ----------------- ---------------
     Total other income                                    911,503          1,116,986          5,049,206       1,767,001
                                                   ---------------  -----------------  ----------------- ---------------

OTHER EXPENSES:
  Salaries and employee benefits                         1,410,138            781,322          2,802,741       1,304,484
  Occupancy and equipment expenses                         365,093            287,771            767,584         491,225
  Federal insurance premiums                                26,232            844,798             52,860         916,960
  Data processing costs                                    176,214             54,012            267,622         106,485
  Goodwill amortization                                    111,037             28,832            220,925          28,832
  Other operating expenses                                 506,278            368,976          1,135,969         656,276
                                                   ---------------  -----------------  ----------------- ---------------
     Total other expenses                                2,594,992          2,365,711          5,247,701       3,504,262
                                                   ---------------  -----------------  ----------------- ---------------
     Earnings before income taxes                        1,977,749            978,607          7,392,218       2,011,813
  Income tax expense                                       668,771            367,481          2,485,209         763,937
                                                   ---------------  -----------------  ----------------- ---------------
  Net earnings                                     $     1,308,978  $         611,126  $       4,907,009 $     1,247,876
                                                   ===============  =================  ================= ===============
  Net earnings per share                           $          0.44  $            0.25  $            1.54 $          0.51
                                                   ===============  =================  ================= ===============
  Dividends per share                              $         0.073  $           0.073  $           0.146 $         0.146
                                                   ===============  =================  ================= ===============
  Weighted average common and common
      equivalent shares                                  2,961,363          2,583,522          2,955,066       2,476,371
                                                   ===============  =================  ================= ===============

See accompanying notes to condensed consolidated financial statements.

                   FIRST CITIZENS CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
              For the Six Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                                     1997                 1996
                                                                             ---------------        ----------------
OPERATING ACTIVITIES
Net earnings                                                                 $    4,537,131            $   1,247,665
Adjustments to reconcile net earnings to net cash (used in)
   provided by operating activities
Provision for loan losses                                                           110,000                   20,000
Depreciation                                                                        396,495                  183,502
Amortization and accretion, net                                                     245,085                    7,123
Loss on sale of securities available for sale                                         1,122                        0
 Gain on sale of loans                                                            (525,036)                (377,039)
Net (increase) decrease in loans held for sale                                    3,384,707                  324,891
Gain on sale of other real estate owned                                            (21,047)                        0
Gain on sale of real estate held for development                                (3,377,426)                (624,170)
(Increase) decrease in accrued interest receivable                                (177,215)                (125,657)
Increase (decrease) in accrued interest payable                                      44,216                 (56,517)
Other operating activities                                                        (175,393)                  692,513

                                                                             --------------            -------------
     Net cash (used in) provided by operating activities                          4,442,639                1,292,311
                                                                             --------------            -------------

INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale                         5,107,496               21,487,332
Proceeds from maturities of securities held to maturity                           1,246,734                2,093,015
Purchases of securities available for sale                                     (12,252,534)                        0
Proceeds from sales of securities available for sale                              6,214,837                  500,100
Proceeds from calls of securities available for sale                              1,500,000                  500,000
Net (increase) decrease in interest-bearing deposits in banks                   (1,468,577)                (388,519)
Net increase in Federal funds sold                                                1,380,000              (5,270,000)
Net increase in loans                                                          (16,915,262)              (7,957,529)
Purchase of real estate                                                                   0                        0
Proceeds from sales of real estate held for development                           4,313,432                  900,814
Proceeds from sales of real estate owned                                             98,485                        0
Proceeds from sale of other real estate owned                                             0                        0
Purchase of premises and equipment                                                (181,848)                 (72,617)
Proceeds from redemption of FHLB stock                                                    0                        0
Proceeds from sales of premises and equipment                                             0                        0
Acquisition of subsidiary                                                                 0              (4,538,715)

                                                                             --------------            -------------

Net cash (used in) provided by investing activities                          $ (10,957,237)            $   7,253,881
                                                                             --------------            -------------



See accompanying notes to condensed consolidated financial statements.

                   FIRST CITIZENS CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the Six Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                                  1997                 1996
                                                                             -------------        --------------

FINANCING ACTIVITIES
Net increase in deposit accounts                                             $  9,034,576          $   9,009,163
Repayment of notes payable                                                        (18,243)                     0
Net decrease in Federal Home Loan Bank advances                                (1,070,010)           (16,173,401)
Net decrease in other borrowings                                               (1,512,287)                     0
Increase in advance payments by borrowers for property taxes and
   insurance                                                                            0                      0
Purchase of treasury stock                                                       (126,684)              (231,650)
Dividends paid                                                                   (402,325)              (337,079)
Proceeds from stock options exercised                                             189,156                 33,048
                                                                             ------------          -------------
   Net cash provided by (used in) financing activities                          6,094,183             (7,699,919)
                                                                             ------------          -------------
   Net increase (decrease) in cash and due from banks                            (420,415)               846,273
Cash and due from banks at beginning of period                                 13,866,250              9,214,902
                                                                             ------------          -------------
Cash and due from banks at end of period                                     $ 13,445,835          $  10,061,175
                                                                             ============          =============

Supplemental disclosures of cash paid during the period for:
   Interest                                                                  $  6,045,150          $   3,824,079
                                                                             ============          =============
   Income taxes                                                              $  1,489,300          $   1,062,042
                                                                             ============          =============
Noncash financing activities
  Stock issued to acquire Southside Financial Group, Inc.                    $          0          $   2,089,097
                                                                             ============          =============

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

The results of operations for the six month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to prior financial statements to conform to current classifications.

Note 2.  CURRENT ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board has issued SFAS No. 128 "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement from all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic computation. The effective date of this Statement is for financial statements issued for periods ending after December 15, 1997. The adoption of this Statement is not expected to have a material effect on earnings per share.

3.  STOCK SPLIT

On October 21, 1997, the Corporation announced a three-for-two stock split in the form of a stock dividend payable on November 14, 1997 to shareholders of record as of the close of business on October 31, 1997. This stock split has been reflected in the financial statements on a retroactive basis.

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

FINANCIAL CONDITION

Total assets increased $10.8 million to $337.2 million during the six month period ending September 30, 1997. This increase is primarily attributable to an increase in loans receivable of $16.8 million, the result of growth in commercial and real estate construction loans. To fund the growth in assets, deposits increased $9.0 million during the six months ended September 30, 1997.

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

At September 30, 1997, the Banks had cash and due from banks of $13.4 million, interest bearing deposits in other banks of $3.1 million, and Federal funds sold of $6.4 million. Additionally, the Banks have $31.3 million in securities available for sale which could be sold to meet any liquidity needs. The Banks are also members of the Federal Home Loan Bank of Atlanta and are able to obtain advances if needed. At September 30, 1997, the Banks had, in addition to amounts already borrowed, a combined credit availability of $38.3 million.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require the Company to maintain minimum capital levels in relation to assets. At September 30, 1997, the Company's capital ratios were considered adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company at September 30, 1997 are as follows:


                                                                Regulatory
                                              Actual            Requirement

Leverage                                      8.17%                4.00%
Core                                          10.79%               4.00%
Risk Based                                    12.05%               8.00%

Management is not aware of any other current recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NET INTEREST INCOME. Net interest income increased $3,562,000 or 94.5% for the six months ended September 30, 1997 compared to the same period in 1996. This increase consists of an increase in interest income of $6,269,000 and an increase in interest expense of $2,708,000. The change is primarily due to the acquisition of Southside Financial Group, Inc. (Southside) and Tara Bankshares Corporation (Tara) during the fiscal year ended March 31, 1997. The results of operations for the six month period ended September 30, 1996 contains the operations of Southside only for the period from August 21, 1996 through September 30, 1996, while the results of operations for Tara are not included in the six month period ended September 30, 1996.

In addition to the increase related to the acquisition of Southside and Tara, interest-earning assets have increased by approximately $12.3 million or 4.23%, compared to March 31, 1997. Interest-bearing liabilities have increased during the some period by approximately $9.0 million or 3.64%. Net interest margin increased from 4.55% at September 30, 1996 to 4.80% at September 30, 1997.

PROVISION FOR LOAN LOSSES. The provision for loan losses is based on management's evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loan loss on a quarterly basis and makes provisions as necessary. Based upon this review process, a provision of $110,000 was made during the six month period ending September 30, 1997 compared to $20,000 for the same period in 1996. The allowance for loan loss as a percentage of total loans was 1.46% at September 30, 1997 compared to 1.54% at March 31, 1997. Nonperforming loans as a percentage of total loans was 1.36% at September 30, 1997 compared to 1.15% at March 31, 1997. Management believes the allowance for loan loss at September 30, 1997 is adequate to meet any future losses in the loan portfolio.

At September 30, 1997 and March 31, 1997, nonaccrual, past due, and restructured loans were as follows:


                                                                       September 30,          March 31,
                                                                          1997                  1997
                                                                       -------------        -----------
                                                                            (Dollars in thousands)
Total nonaccruing loans                                                $  3,520                $2,796
Loans contractually past due ninety days or more                              0                    55
 as to interest or principal payments and still accruing
Restructured loans                                                          156                   156

The increase in nonaccrual loans from March 31, 1997 to September 30, 1997 is due to a single construction loan in the amount of $996,000 secured by commercial property. Due to the collateral position of the loan, management expects to receive all principal and interest associated with this loan.

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

Information regarding certain loans and allowances for loan loss data through September 30, 1997 and 1996 is as follows:


                                                                    Three Months                    Six Months
                                                                1997           1996            1997            1996
                                                           -------------- --------------- --------------  --------------
                                                                                              (Dollars in Thousands)

Average amount of loans outstanding                        $ 265,213       $ 158,232       $ 257,596        $143,609

Balance of allowance for loan losses at beginning of
    period                                                 $   3,808       $   1,364       $   3,739        $  1,372
Loans charged off
   Commercial and financial                                      124               0             124               0
   Construction                                                    0               0               0               0
   Real estate                                                    23              22              23              22
   Installment                                                    30               3              45              13
                                                           ---------       ---------       ---------        --------
                                                                 177              25             192              35
                                                           ---------       ---------       ---------        --------

Loans recovered
   Commercial and financial                                       10               0              45               0
   Construction                                                    1               0               1               0
   Real estate                                                    48               2              53               3
   Installment                                                     4               1               8               2
                                                           ---------       ---------       ---------        --------
                                                                  63               3             107               5
                                                           ---------       ---------       ---------        --------


Net charge-offs (recoveries)                                     114              22              85              30
                                                           ---------       ---------       ---------        --------

Additions to allowance charged to operating expense               70              20             110              20

Additions pursuant to acquisitions                                 0           1,446               0           1,446
                                                           ---------       ---------       ---------        --------
Balance of allowance for loan losses at end of period          3,764           2,808           3,764           2,808
                                                           =========       =========       =========        ========
Ratio of net loans charged off during the period to            0.04%           0.01%           0.03%           0.02%
   average loans outstanding                               =========       =========       =========        ========


OTHER INCOME. Other income increased by approximately $3.3 million for the six month period ended September 30, 1997 as compared to the same period in 1996. The primary reason for the increase was the realization of $3.4 million on the sale of real estate held for development and sale. The comparable gain for the same period in 1996 was only $0.6 million. This significant increase over the prior year is due to the sale in the first quarter of 400 acres, or approximately 26% of the remaining real estate held for development and sale.

The other significant increase in other income was an increase of approximately $348,000 in deposit and other service charge income. This increase is directly related to the acquisitions of Southside and Tara.

OTHER EXPENSES. Other expenses increased $1,743,000 during the six months ended September 30, 1997 as compared to the same period in 1996. Salaries and employee benefits increased $1,498,000, of which $1,279,000 is attributable to the acquisition of Southside and Tara. The remaining $219,000 is due to additional staffing and normal salary increases. Occupancy and equipment costs increased $276,000 which is due to merger-related growth. Federal deposit insurance premiums declined $864,000 of which $771,000 is due to the Special Assessment accrued as of September 30, 1996. As a result of the acquisitions, goodwill was recognized by the bank subsidiaries. Amortization of goodwill for the six months ended September 30,1997 was $221,000 compared to $29,000 for the same period in 1996. Other operating expenses increased $480,000. Approximately $446,000 is related to the acquisitions.

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NET INTEREST INCOME. Net interest income increased $1,483,000 or 65.97% for the three months ended September 30,

1997 compared to the same period in 1996. This increase consists of an increase in interest income of $2,735,000 and an increase in interest expense of $1,252,000. The change is primarily due to the acquisition of Southside Financial Group, Inc. (Southside) and Tara Bankshares Corporation (Tara) during the fiscal year ended March 31, 1997. The results of operations for the three month period ended September 30, 1996 contains the operations of Southside only for the period from August 21, 1996 through September 30, 1996, while the results of operations for Tara are not included in the six month period ended September 30, 1996.

The net interest margin decreased from 4.88% at September 30, 1996 to 4.76% at September 30, 1997.

PROVISION FOR LOAN LOSSES. The provision for loan losses is based on management's evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loan loss on a quarterly basis and makes provisions as necessary. A provision of $70,000 was made during the three month period ending September 30, 1997, based upon this review process.

OTHER INCOME. Other income declined by $205,000 for the three month period ended September 30, 1997 as compared to the same period in 1996. The primary reason for the decline was reduced gains on sale of real estate of $0.5 million. This decline was offset by a $179,000 increase in deposit and other service charge income. This increase is directly related to the acquisitions of Southside and Tara.

OTHER EXPENSES. Other expenses increased $229,000 during the three months ended September 30, 1997 as compared to the same period in 1996. Salaries and employee benefits increased $629,000 which is attributable to the acquisition of Southside and Tara. Federal deposit insurance premiums declined $819,000 due to the $771,000 Special Assessment accrued as of September 30, 1996. As a result of the acquisitions, goodwill was recognized by the bank subsidiaries. Amortization of goodwill for the three months ended September 30, 1997 was $111,000 compared to $29,000 for the same period in 1996.

                           Part II - Other Information


Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in securities.

         None

Item 3.  Defaults upon Senior Securities.

         Not applicable.

Item 4.  Submission to Matters to a Vote of Security Holders.

         None.

Item 5.  Other information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  27.  Financial Data Schedule.

         (b)      Reports of Form 8-K.

                  None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         FIRST CITIZENS CORPORATION
                                                (Registrant)





Date:    November 14, 1997               /s/ Tom Moat
                                         ------------------------------
                                         Tom Moat
                                         Chief Executive Officer




Date:    November 14, 1997                /s/ Douglas J. Hertha
                                          -----------------------------
                                          Douglas J. Hertha
                                          Vice President
                                          Chief Financial and Accounting Officer