Form 10QSB/A
period 1997-09-30
FIRST CITIZENS CORP /GA/
filed 1997-12-01
CIK 1013239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB/A

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

                   FIRST CITIZENS CORPORATION AND SUBSIDIARIES

                       Consolidated Statements of Earnings
         For the Three and Six Months Ended September 30, 1997 and 1996
                                   (Unaudited)


                                                              Three Months                        Six Months
                                                        1997              1996               1997             1996
                                                   ---------------  -----------------  ----------------- ---------------
INTEREST INCOME:
  Loans                                            $     6,179,564  $       3,719,357  $      12,063,451 $     6,491,910
  Interest-bearing deposits                                 30,321             69,850             53,069         141,001
  Taxable securities                                        45,549            275,356            548,636         466,051
  Nontaxable securities                                    452,732             12,310            486,158          12,310
  Federal funds sold                                       142,038             37,997            267,388          37,997
                                                   ---------------  -----------------  ----------------- ---------------
     Total interest income                               6,850,204          4,114,870         13,418,702       7,149,269
                                                   ---------------  -----------------  ----------------- ---------------

INTEREST EXPENSE:
  Deposits                                               2,781,176          1,732,801          5,450,787       3,125,149
  Interest on Federal Home Loan Bank advances              257,780            133,978            504,615         253,146
  Other borrowings                                          80,010                759            132,465           1,900
                                                   ---------------  -----------------  ----------------- ---------------
     Total interest expense                              3,118,966          1,867,538          6,087,867       3,380,195
                                                   ---------------  -----------------  ----------------- ---------------
     Net interest income                                 3,731,238          2,247,332          7,330,835       3,769,074
  Provision for loan losses                                 70,000             20,000            110,000          20,000
                                                   ---------------  -----------------  ----------------- ---------------
     Net interest income after provision
        for loan  losses                                 3,661,238          2,227,332          7,220,835       3,749,074
                                                   ---------------  -----------------  ----------------- ---------------

OTHER INCOME (LOSSES):
  Loan servicing and other loan fees, net                   96,479            116,562            194,267         273,036
  Deposit and other service charge income                  403,575            224,556            762,403         414,340
  Loss on sale of securities                                 1,730                  0            (1,122)               0
  Gain on sale of loans                                    260,073            180,811            525,036         377,039
  Gain on sale of real estate acquired in
      settlement of loans                                   15,946                  0             21,047               0
  Gain on sale of real estate held for                      55,055            549,926          3,377,426         624,170
      development and sale
  Other operating income                                    78,645             45,131            170,149          78,416
                                                   ---------------  -----------------  ----------------- ---------------
     Total other income                                    911,503          1,116,986          5,049,206       1,767,001
                                                   ---------------  -----------------  ----------------- ---------------

OTHER EXPENSES:
  Salaries and employee benefits                         1,410,138            781,322          2,802,741       1,304,484
  Occupancy and equipment expenses                         365,093            287,771            767,584         491,225
  Federal insurance premiums                                26,232            844,798             52,860         916,960
  Data processing costs                                    176,214             54,012            267,622         106,485
  Goodwill amortization                                    111,037             28,832            220,925          28,832
  Other operating expenses                                 506,278            368,976          1,135,969         656,276
                                                   ---------------  -----------------  ----------------- ---------------
     Total other expenses                                2,594,992          2,365,711          5,247,701       3,504,262
                                                   ---------------  -----------------  ----------------- ---------------
     Earnings before income taxes                        1,977,749            978,607          7,022,340       2,011,813
  Income tax expense                                       668,771            367,481          2,485,209         763,937
                                                   ---------------  -----------------  ----------------- ---------------
  Net earnings                                     $     1,308,978  $         611,126  $       4,537,131 $     1,247,876
                                                   ===============  =================  ================= ===============
  Net earnings per share                           $          0.44  $            0.25  $            1.54 $          0.51
                                                   ===============  =================  ================= ===============
  Dividends per share                              $         0.073  $           0.073  $           0.146 $         0.146
                                                   ===============  =================  ================= ===============
  Weighted average common and common
      equivalent shares                                  2,961,363          2,583,522          2,955,066       2,476,371
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




                                         FIRST CITIZENS CORPORATION
                                                (Registrant)





Date:    December 1, 1997                /s/ Tom Moat
                                         ------------------------------
                                         Tom Moat
                                         Chief Executive Officer




Date:    December 1, 1997                 /s/ Douglas J. Hertha
                                          -----------------------------
                                          Douglas J. Hertha
                                          Vice President
                                          Chief Financial and Accounting Officer