Form 10QSB
period 1997-12-31
FIRST CITIZENS CORP /GA/
filed 1998-02-13
CIK 1013239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

         OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-4304

                           FIRST CITIZENS CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

Georgia                                                  58 - 2232785
-------                                                  ------------
(State or other jurisdiction of                          (IRS Employment
Incorporation or organization)                           Identification Number)

19 Jefferson Street
Newnan, Georgia                                                     30263
---------------------                                               ----------
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

                            Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 5, 1998: 2,772,453

Transitional Small Business Disclosure Format (check one) Yes [ ]   No   [X]

INDEX

Part I.  Financial Information

Item 1.   Condensed Consolidated Financial Information (unaudited)

              Condensed Consolidated Statement of Financial Condition
                 as of December 31, 1997                                         1

              Condensed Consolidated Statements of Earnings for the
                 Three and Nine Months Ended December 31, 1997 and 1996          2

              Condensed Consolidated Statements Cash Flows for the
                 Nine Months Ended December 31, 1997 and 1996                    3-4

              Notes to Condensed Consolidated Financial Statements               5

Item 2.   Management's Discussion and Analysis of Results of Operations and
            Financial Condition                                                  6-9

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   FIRST CITIZENS CORPORATION AND SUBSIDIARIES

             Condensed Consolidated Statement of Financial Condition
                                December 31, 1997
                                   (Unaudited)

ASSETS
Cash and due from banks                                                          $          11,189,515
Interest-bearing deposits in other banks                                                     8,955,191
Federal funds sold                                                                          15,230,000
Loans held for sale                                                                         10,071,000
Securities available for sale                                                               29,865,301
Securities held-to-maturity at amortized cost, fair value of $2,516,873                      2,522,402
Loans receivable, net                                                                      254,272,324
Real estate held for development and sale                                                    2,330,522
Premises and equipment, net                                                                  6,856,506
Goodwill                                                                                     7,118,378
Other assets                                                                                 3,821,626
                                                                                 ---------------------
          TOTAL ASSETS                                                           $         352,232,765
                                                                                 =====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposit accounts                                                                 $         303,947,664
Advances from the Federal Home Loan Bank                                                     6,708,743
Other borrowings                                                                             3,619,705
Accrued expenses and other liabilities                                                       2,414,542
                                                                                 ---------------------
          TOTAL LIABILITIES                                                                316,690,654
                                                                                 ---------------------

Stockholders' equity
  Preferred stock, no par value, 8,000,000 shares authorized; none issued                          - -
  Common stock, $1 par value, 8,000,000 shares authorized; 2,803,231 shares
     issued and outstanding                                                                  2,803,231
  Additional paid-in capital                                                                12,764,205
  Retained earnings                                                                         20,193,973
  Unrealized gains on securities available for sale, net of tax                                139,036
                                                                                 ---------------------
                                                                                            35,900,445
   Less cost of 38,700 shares of treasury stock                                              (358,334)
                                                                                 ---------------------
          TOTAL STOCKHOLDERS' EQUITY                                                        35,542,111
                                                                                 ---------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $         352,232,765
                                                                                 =====================



     See accompanying notes to condensed consolidated financial statements.

                   FIRST CITIZENS CORPORATION AND SUBSIDIARIES

                       Consolidated Statements of Earnings
                For the Three and Nine months Ended December 31,
                                  1997 and 1996
                                   (Unaudited)

                                                              Three Months                         Nine months
                                                        1997              1996               1997              1996
                                                   ---------------  -----------------  ----------------- -----------------
INTEREST INCOME:
  Loans                                            $     6,444,005  $       4,634,479  $      18,507,456 $      11,126,389
  Interest-bearing deposits                                 74,689             20,665            127,758           161,637
  Taxable securities                                       500,581            331,286          1,468,187           784,939
  Nontaxable securities                                     33,476             35,810            100,664            60,518
  Federal funds sold                                       113,186             72,616            380,574           110,642
                                                   ---------------  -----------------  ----------------- -----------------
     Total interest income                               7,165,937          5,094,856         20,584,639        12,244,125
                                                   ---------------  -----------------  ----------------- -----------------

INTEREST EXPENSE:
  Deposits                                               3,082,454          2,164,568          8,533,241         5,289,717
  Interest on Federal Home Loan Bank advances              196,880            202,970            701,495           458,016
  Other borrowings                                          72,089                  0            204,554                 0
                                                   ---------------  -----------------  ----------------- -----------------
     Total interest expense                              3,351,423          2,367,538          9,439,290         5,747,733
                                                   ---------------  -----------------  ----------------- -----------------
     Net interest income                                 3,814,514          2,727,318         11,145,349         6,496,392
  Provision for loan losses                                 80,000            105,000            190,000           125,000
                                                   ---------------  -----------------  ----------------- -----------------
     Net interest income after provision
        for loan  losses                                 3,734,514          2,622,318         10,955,349         6,371,392
                                                   ---------------  -----------------  ----------------- -----------------

OTHER INCOME (LOSSES):
  Loan servicing and other loan fees, net                   86,053            131,697            280,320           404,733
  Deposit and other service charge income                  414,547            294,258          1,176,950           708,598
 Gain on sale of securities                                  2,430                  0              1,308                 0
  Gain on sale of loans                                    216,780            285,143            741,816           662,182
  Gain on sale of real estate acquired in
      settlement of loans                                  (3,074)            157,441             17,973           157,441
  Gain on sale of real estate held for                      99,518            428,091          3,476,944         1,052,261
      development and sale
  Other operating income                                   121,888             38,681            292,037           117,097
                                                   ---------------  -----------------  ----------------- -----------------
     Total other income                                    938,142          1,335,311          5,987,348         3,102,312
                                                   ---------------  -----------------  ----------------- -----------------

OTHER EXPENSES:
  Salaries and employee benefits                         1,341,963          1,031,597          4,144,704         2,336,081
  Occupancy and equipment expenses                         359,292            320,177          1,126,876           811,402
  Federal insurance premiums                                29,580             58,846             82,440           975,806
  Data processing costs                                    143,693             86,188            411,315           208,354
  Goodwill amortization                                    109,196             63,897            330,121            92,729
  Other operating expenses                                 698,282            492,619          1,834,251         1,133,214
                                                   ---------------  -----------------  ----------------- -----------------
     Total other expenses                                2,682,006          2,053,324          7,929,707         5,557,586
                                                   ---------------  -----------------  ----------------- -----------------
     Earnings before income taxes                        1,990,650          1,904,305          9,012,990         3,916,118
  Income tax expense                                       629,950            750,003          3,115,159         1,513,940
                                                   ---------------  -----------------  ----------------- -----------------
  Net earnings                                     $     1,360,700  $       1,154,302  $       5,897,831 $       2,402,178
                                                   ===============  =================  ================= =================
  Net earnings per share                           $          0.46  $            0.45  $            1.97 $            0.97
                                                   ===============  =================  ================= =================
  Dividends per share                              $         0.080  $           0.073  $           0.226 $           0.219
                                                   ===============  =================  ================= =================
  Weighted average common and common
      equivalent shares                                  2,980,587          2,583,522          2,990,668         2,476,371
                                                   ===============  =================  ================= =================

See accompanying notes to condensed consolidated financial statements.

                   FIRST CITIZENS CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
              For the Nine Months Ended December 31, 1997 and 1996
                                   (Unaudited)

                                                                                     1997                 1996
                                                                             --------------------  -------------------
OPERATING ACTIVITIES
Net earnings                                                                 $          5,897,831  $         2,402,178
Adjustments to reconcile net earnings to net cash (used in)
   provided by operating activities
Provision for loan losses                                                                 190,000              125,000
Depreciation                                                                              451,042              314,645
Amortization and accretion, net                                                           427,816               36,153
Gain on sale of securities available for sale                                             (1,308)                  - -
 Gain on sale of loans                                                                  (741,816)            (662,182)
Net (increase) decrease in loans held for sale                                        (1,370,513)              352,023
Gain on sale of other real estate owned                                                  (17,973)            (157,441)
Gain on sale of real estate held for development                                      (3,476,944)          (1,052,261)
Increase in accrued interest receivable                                                 (281,430)             (52,206)
Increase (decrease) in accrued interest payable                                           151,059             (11,050)
Other operating activities                                                            (1,779,228)          (1,308,532)

                                                                             --------------------  -------------------
     Net cash (used in) provided by operating activities                                (551,464)             (13,673)
                                                                             --------------------  -------------------

INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale                               7,615,719           23,526,541
Proceeds from maturities of securities held to maturity                                 1,626,341            3,715,160
Purchases of securities available for sale                                           (15,269,486)          (1,985,532)
Proceeds from sales of securities available for sale                                    7,715,226              253,800
Proceeds from calls of securities available for sale                                    2,000,000            1,500,000
Net increase in interest-bearing deposits in banks                                    (7,283,666)            (869,016)
Net increase in Federal funds sold                                                    (7,410,000)          (2,860,000)
Net increase in loans                                                                (17,012,352)         (12,897,539)
Proceeds from sales of real estate held for development                                 4,437,950            1,491,490
Proceeds from sale of other real estate owned                                             383,926              852,711
Purchase of premises and equipment                                                      (263,349)             (90,048)
Acquisition of subsidiary                                                                       0          (4,538,715)

                                                                             --------------------  -------------------
Net cash (used in) provided by investing activities                          $       (23,459,691)  $         8,098,852
                                                                             --------------------  -------------------


See accompanying notes to condensed consolidated financial statements.

                   FIRST CITIZENS CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
              For the Nine Months Ended December 31, 1997 and 1996
                                   (Unaudited)

                                                                                     1997                 1996
                                                                             --------------------  -------------------
FINANCING ACTIVITIES
Net increase in deposit accounts                                             $         34,148,627  $         7,694,230
Repayment of notes payable                                                                (18,243)                 - -
Net decrease in Federal Home Loan Bank advances                                       (11,058,601)         (13,711,993)
Net decrease in other borrowings                                                       (1,512,287)                 - -
Purchase of treasury stock                                                               (126,684)            (231,650)
Dividends paid                                                                           (623,483)            (509,276)
Proceeds from stock options exercised                                                     453,199               43,769
                                                                             --------------------  -------------------
   Net cash provided by (used in) financing activities                                 21,262,528           (6,714,920)
                                                                             --------------------  -------------------
   Net increase (decrease) in cash and due from banks                                  (2,748,627)           1,370,259
Cash and due from banks at beginning of period                                         13,866,250            9,214,902
                                                                             --------------------  -------------------
Cash and due from banks at end of period                                     $         11,117,623  $        10,585,161
                                                                             ====================  ===================

Supplemental disclosures of cash paid during the period for:
   Interest                                                                  $          9,590,349  $         5,758,784
                                                                             ====================  ===================
   Income taxes                                                              $          3,696,800  $         1,502,042
                                                                             ====================  ===================
Noncash financing activities
  Stock issued to acquire Southside Financial Group, Inc.                    $                  0  $         2,089,097
                                                                             ====================  ===================

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

The results of operations for the three and nine month periods ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

FINANCIAL CONDITION

Total assets increased $25.9 million to $352.2 million during the nine month period ending December 31, 1997. This increase is primarily attributable to an increase in loans receivable of $18.9 million, the result of growth in commercial and real estate construction loans. To fund the growth in assets, deposits increased $34.1 million during the nine months ended December 31, 1997. This growth in deposits resulted in increases in interest bearing deposits and federal funds sold of $7.3 million and $7.4 million, respectively, and enabled the Company to reduce its Federal Home Loan Bank advances by $11.1 million.

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

At December 31, 1997, the Banks had cash and due from banks of $11.2 million, interest bearing deposits in other banks of $9.0 million, and Federal funds sold of $15.2 million. Additionally, the Banks have $29.9 million in securities available for sale which could be sold to meet any liquidity needs. The Banks are also members of the Federal Home Loan Bank of Atlanta and are able to obtain advances if needed. At December 31, 1997, the Banks had, in addition to amounts already borrowed, a combined credit availability of $48.3 million.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require the Company to maintain minimum capital levels in relation to assets. At December 31, 1997, the Company's capital ratios were considered adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company at December 31, 1997 are as follows:


                                                                  Regulatory
                                          Actual                  Requirement

Leverage                                  11.32%                     4.00%
Core                                      8.20%                      4.00%
Risk Based                                12.56%                     8.00%

Management is not aware of any other current recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996

NET INTEREST INCOME. Net interest income increased $4,649,000 or 71.65% for the nine months ended December 31, 1997 compared to the same period in 1996. This increase consists of an increase in interest income of $8,341,000 and an increase in interest expense of $3,692,000. Of the $4.6 million increase in net interest income, approximately $3.6 million is due to the acquisition of Southside Financial Group, Inc. (Southside) and Tara Bankshares Corporation
(Tara) during the fiscal year ended March 31, 1997. The results of operations for the nine month period ended December 31, 1996 contains the operations of Southside only for the period from August 21, 1996 through December 31, 1996, while the results of operations for Tara are not included in the nine month period ended December 31, 1996.

Net interest margin increased from 4.63% at December 31, 1996 to 4.76% at December 31, 1997.

PROVISION FOR LOAN LOSSES. The provision for loan losses is based on management's evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loan loss on a quarterly basis and makes provisions as necessary. Based upon this review process, a provision of $190,000 was made during the nine month period ending December 31, 1997 compared to $125,000 for the same period in 1996. The allowance for loan loss as a percentage of total loans was 1.48% at December 31, 1997 compared to 1.54% at March 31, 1997. Nonperforming loans as a percentage of total loans was 1.32% at December 31, 1997 compared to 1.15% at March 31, 1997. Management believes the allowance for loan loss at December 31, 1997 is adequate to meet any future losses in the loan portfolio.

At December 31, 1997 and March 31, 1997, nonaccrual, past due, and restructured loans were as follows:


                                                              December 31, 1997            March 31, 1997
                                                            ----------------------  -----------------------
                                                                        (Dollars in thousands)
Total nonaccruing loans                                     $      3,482                   $    2,796
Loans contractually past due ninety days or more
 as to interest or principal payments and still accruing             - -                           55
Restructured loans                                                   398                          156

The increase in nonaccrual loans from March 31, 1997 to December 31, 1997 is due to a single construction loan in the amount of $996,000 secured by commercial property. Due to the collateral position of the loan, management expects to receive all principal and interest associated with this loan.

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

Information regarding certain loans and allowances for loan loss data through December 31, 1997 and 1996 is as follows:

                                                                    Three Months                   Nine months

                                                              1997           1996           1997            1996
                                                           ---------      ----------    -----------  --------------
                                                                                              (Dollars in Thousands)

Average amount of loans outstanding                        $ 272,127      $  198,187    $   262,940     $   161,875

Balance of allowance for loan losses at beginning of
    period                                                 $   3,764      $    2,808    $     3,739     $     1,372
Loans charged off
   Commercial and financial                                        0               0            124               0
   Construction                                                    0               0              0               0
   Real estate                                                     4              56             27              78
   Installment                                                    11               9             56              22
                                                           ---------      ----------    -----------      ----------
                                                                  15              65            207             100
                                                           ---------      ----------    -----------      ----------

Loans recovered
   Commercial and financial                                       18               0             63               0
   Construction                                                    0               0              1               0
   Real estate                                                    67               0            120               3
   Installment                                                     2               0             10               2
                                                           ---------      ----------    -----------      ----------
                                                                  87               0            194               5
                                                           ---------      ----------    -----------      ----------


Net charge-offs (recoveries)                                     (72)             65             13              95
                                                           ---------      ----------    -----------      ----------

Additions to allowance charged to operating expense               80             105            190             125
during period
Additions pursuant to acquisitions                                 0               0              0           1,446
                                                           ---------      ----------    -----------      ----------
Balance of allowance for loan losses at end of period          3,916           2,848          3,916           2,848
                                                           =========      ==========    ===========      ==========
Ratio of net loans charged off during the period to           -0.03%           0.03%          0.00%           0.06%
   average loans outstanding
                                                           =========      ==========    ===========      ==========

OTHER INCOME. Other income increased by approximately $2.9 million for the nine month period ended December 31, 1997 as compared to the same period in 1996. The primary reason for the increase was the realization of $3.5 million in gains on the sale of real estate held for development and sale. The comparable gain for the same period in 1996 was only $1.1 million. This significant increase over the prior year is due to the sale in the first quarter of 400 acres, or approximately 26% of the remaining real estate held for development and sale.

The other significant increase in other income was an increase of approximately $468,000 in deposit and other service charge income. This increase is directly related to the acquisitions of Southside and Tara.

OTHER EXPENSES. Other expenses increased $2,372,000 during the nine months ended December 31, 1997 as compared to the same period in 1996. Salaries and employee benefits increased $1,808,000, of which $1,371,000 is attributable to the acquisition of Southside and Tara. The remaining $437,000 is due to additional staffing and normal salary increases. Occupancy and equipment costs increased $315,000 which is due to merger-related growth. Federal deposit insurance premiums declined $893,000 of which $771,000 is due to the Special Assessment accrued as of December 31, 1997. As a result of the acquisitions, goodwill was recognized by the bank subsidiaries. Amortization of goodwill for the nine months ended December 31,1997 was $330,000 compared to $93,000 for the same period in 1996. Other operating expenses increased $701,000, substantially of which is related to the acquisitions.

THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

NET INTEREST INCOME. Net interest income increased $1,087,000 or 39.86% for the three months ended December 31, 1997 compared to the same period in 1996. This increase consists of an increase in interest income of $2,071,000 and an increase in interest expense of $984,000. Of the $1,087,000 increase in net interest income, $650,000 is the result of the acquisition of Tara Bankshares Corporation (Tara) as of March 31, 1997. Accordingly, the results of operations for the three month period ended December 31, 1996 do not contain the operations of Tara.

The net interest margin decreased from 4.75% at December 31, 1996 to 4.68% at December 31, 1997.

PROVISION FOR LOAN LOSSES. The provision for loan losses is based on management's evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loan loss on a quarterly basis and makes provisions as necessary. A provision of $80,000 was made during the three month period ending December 31, 1997, based upon this review process.

OTHER INCOME. Other income declined by $397,000 for the three month period ended December 31, 1997 as compared to the same period in 1996. The primary reason for the decline was reduced gains on sale of real estate of $328,000. This decline was offset by a $120,000 increase in deposit and other service charge income, of which $104,000 is directly related to the acquisition of Tara.

OTHER EXPENSES. Other expenses increased $629,000 during the three months ended December 31, 1997 as compared to the same period in 1996. Salaries and employee benefits increased $310,000 of which $282,000 is attributable to the Tara acquisition. Amortization of goodwill for the three months ended December 31, 1997 was $109,000 compared to $64,000 for the same period in 1996, an increase of $45,000. This increase is related to the acquisition of Tara. Other operating expenses increased by $206,000 of which $160,000 is due to the Tara acquisition.

                           Part ll - Other Information


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




                                    FIRST CITIZENS CORPORATION
                                    (Registrant)
                                    --------------------------





Date:    February 13, 1998          /s/ Tom Moat
                                    -------------------------------------
                                    Tom Moat
                                    Chief Executive Officer




Date:    February 13, 1998          /s/ Douglas J. Hertha
                                    -------------------------------------
                                    Douglas J. Hertha
                                    Vice President
                                    Chief Financial and Accounting Officer