Form 10KSB
period 1998-03-31
FIRST CITIZENS CORP /GA/
filed 1998-06-29
CIK 1013239

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1998     OR
                          --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________________

Commission File Number:  333-4304
                         --------

                           FIRST CITIZENS CORPORATION
                           --------------------------
                 (Name of Small Business Issuer in its Charter)

               Georgia                            58-2232785
               -------                            ----------
     (State or other jurisdiction                 (I.R.S. Employer
    of Incorporation or Organization)             Identification Number)

     19 Jefferson Street, Newnan, Georgia             30263
     ------------------------------------             -----
  (Address of Principal Executive Offices)          (Zip Code)

Issuer's telephone number: (770) 253-5017
                           --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                            ---------------
par value $1.00 per share
-------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X  NO
   ---    ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for the fiscal year ended March 31, 1998 were $34,731,896.

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the Nasdaq Stock Market under the symbol "FSTC" on May 29, 1998, was $89,086,449 (2,794,869 shares at $31.875 per share).


As of June 1, 1998, there were issued and outstanding 2,794,869 shares of the registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1998 Annual Report to Shareholders (the "Annual Report") are incorporated by reference into Parts I and II of this report and portions of the Registrant's Proxy Statement (the "Proxy Statement") for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

                               TABLE OF CONTENTS

                                                              Page

PART I ........................................................  4

Item 1. Business ..............................................  4

Item 2. Properties ............................................ 19

Item 3. Legal Proceedings ..................................... 21

Item 4. Submission of Matters to a Vote of Security Holders ... 21

PART II ....................................................... 22

Item 5. Market for the Registrant's Common Stock and Related
        Security Holder Matters ............................... 22

Item 6. Management's Discussion and Analysis of Results of
        Operations and Financial Condition .................... 22

Item 7. Consolidated Financial Statements ..................... 22

Item 8. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure .................. 22

PART III ...................................................... 23

Item 9. Directors, Executive Officers, Promoter and Control
        Persons; Compliance with Section 16(a) of the Exchange
        Act ................................................... 23

Item 10.Executive Compensation ................................ 23

Item 11. Security Ownership of Certain Beneficial Owners
         and Management ....................................... 23

Item 12. Certain Relationships and Related Transactions ....... 23

PART IV ....................................................... 24

Item 13. Exhibits, List and Reports on Form 8-K ............... 24

SIGNATURES .................................................... 26

                                     PART I

Item 1. Business
----------------

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


The Company was formed on August 22, 1996 when Newnan Savings Bank, FSB (now known as First Citizens Bank) reorganized itself into a holding company, Newnan Holdings, Inc. (now known as First Citizens Corporation). In this reorganization, each shareholder of Newnan Savings Bank received stock in the new parent company on a one-for-one basis. At the same time, Newnan Holdings merged with Southside Financial Group, Inc., the parent company of Citizens Bank and Trust of Fayette County (now known as First Citizens Bank of Fayette County), issuing 136,990 shares to Southside shareholders. As of March 31, 1997 the Company acquired all the outstanding stock of Tara Bankshares Corporation, the parent company of Tara State Bank (now known as First Citizens Bank of Clayton County), issuing 221,773 shares of its stock to Tara shareholders.

On January 14, 1997 Newnan Holdings, Inc. changed its name to First Citizens Corporation and Newnan Savings Bank, FSB changed its name to First Citizens Bank. On February 7, 1997 Citizens Bank and Trust of Fayette County changed its name to First Citizens Bank of Fayette County. On August 13, 1997, the Tara State Bank changed its name to First Citizens Bank of Clayton County.

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

First Citizens Bank of Clayton County is also a full-service state chartered commercial bank located in Riverdale, Georgia. It was chartered in 1984 and maintains a branch office in Jonesboro, Georgia.


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

Selected Consolidated Financial Data

The information contained in the table captioned "Selected Financial Data" on page 4 of the Company's Annual Report is incorporated herein by reference.

Lending Activities

Loan Portfolio Analysis. The Company makes real estate-mortgage loans, real estate-construction loans, commercial loans, and consumer and other loans. Such loans constituted 45%, 30%, 17% and 8%, respectively, of the Company's total loans at March 31, 1998 and 60%, 25%, 10% and 5%, respectively, at March 31, 1997. Information with respect to the composition of the Company's loan portfolio by type of loan is contained on page 12 of the Company's Annual Report and is incorporated herein by reference. Information with respect to the dollar amounts of loans maturing in the Company's loan portfolio based on contractual terms to maturity is contained on page 12 of the Company's Annual Report and is incorporated herein by reference.

Residential and Commercial Real Estate Loans. The primary lending activity of the Company is the granting of conventional loans to enable borrowers to purchase existing homes. At March 31, 1998, approximately 31.70% of the Company's total loan portfolio consisted of loans secured by residential dwellings (excluding loans held for sale).

The Company's lending policies generally limit the maximum loan-to-value ratio on residential mortgage loans to 95% of the lesser of the appraised value or purchase price, with the condition that private mortgage insurance be required on any home loans with loan-to-value ratios in excess of 80%. Non-owner occupied residential loans are made up to 80% of the lesser of the appraised value or purchase price. Multifamily residential and commercial real estate loans and unimproved real estate loans generally do not exceed 75% of value.

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

Commercial property loans, including loans secured by multifamily apartment projects with more than four units, constituted approximately 22.4% of the Company's loan portfolio at March 31, 1998. These loans are typically secured by improved real estate located in the Company's primary lending area. Permanent commercial loans are made up to 75% of the appraised value of the property and generally have a 20-year amortization and five-year balloon payment or interest rates that adjust monthly. Although commercial real estate loans typically have shorter terms to maturity and higher interest rates than residential mortgage loans, they also involve greater credit risks than certain residential mortgage loans. Commercial real estate and construction mortgage loans may involve large loan balances to single borrowers or to groups of related borrowers. In addition, payment experience on loans secured by income producing properties is typically dependent on the successful operation of the properties and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. Although adjustable rate commercial real estate loans provide certain benefits to the Company's asset/liability management policy, they also pose potential credit risks to the Company. Specifically, as interest rates rise, the underlying payment by the borrower also rises, possibly increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

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

Construction Loans. The Company provides construction financing for single family dwellings. At March 31, 1998, the Company had construction loans (net of undisbursed amounts) of approximately 30% of total loans outstanding.

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

Construction financing is generally considered to involve a higher degree of credit risk than long term financing of residential properties. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction cost and the salability of the property upon completion of the project prove to be inaccurate, the lender may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the lender may be confronted, at or prior to the maturity of the loan, with a project with a value that is insufficient to assure full repayment. The Company addresses these risks by providing advances on construction loans only after the project has been inspected by a party independent of the lending function. These advances are computed as a percentage of the loan amount (rather than the builders' out of pocket costs) and are dependent on the completion of certain phases of construction. If these advances are not sufficient to enable the builder to make payment to suppliers and subcontractors, the Company can become aware of such problems through liens placed against the property or by complaints received directly by the supplier or subcontractor involved. In these instances, the Company can address the situation by ceasing to advance additional funds until the problem is resolved, and if necessary, by ultimately foreclosing on the property.

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

Consumer and Other Loans. Federal regulations limit the secured and unsecured consumer loans made by First Citizens Bank-Newnan, as a federal thrift institution, to 30% of the institution's assets. In addition, a federal thrift institution has lending authority above the 30% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. These percentage-of-assets limitations do not apply to loans made by First Citizens Bank of Fayette County or by First Citizens Bank of Clayton County. The consumer loans granted by the Company include loans on automobiles, and other consumer goods, as well as education loans, and loans secured by savings accounts. The Company generally limits the loan-to-value ratios on its secured consumer loans to 80%. The Company has originated second mortgage loans for home improvement and other purposes. These loans generally have a 15 year amortization and are renegotiable in five years or have a seven year term with a fixed rate of interest. The Company limits the loan-to-value ratios on its second mortgage loans to 80%. As of March 31, 1998, consumer loans (which include second mortgage loans and home improvement loans) and other secured consumer loans amounted to approximately 8% of the Company's total loan portfolio. The Company believes that the shorter term and the normally higher interest rates available on these types of loans have been helpful in maintaining a profitable spread between the Company's average loan yield and its cost of funds.

Loan Purchases and Sales. The Company has engaged in selling certain loans it has originated in the secondary market. Such loans sold are generally fixed-rate, long term mortgage loans. These sales, which are without recourse, have been made to the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, both of which are quasi-governmental agencies that purchase residential mortgage loans from federally insured financial instititutions and certain other lenders. In connection with such sales, the Company may retain the servicing of the loans (i.e., collection of principal and interest payments), for which it generally receives a fee payable monthly based on the margin between the stated rates of the underlying loans and the rates paid to the investors in the loans. Additionally, the Company sells loans to other investors on a servicing-released basis in which an additional fee is paid by the investor for the transfer of the servicing rights. During the year ended March 31, 1998, the Company sold $69.8 million of loans as compared to $55.7 million during the comparable period in 1997.

The sale of loans reduces the Company's risk to an increase in the interest rates it pays for funds while holding long term, fixed-rate loans in its portfolio and allows the Company to continue to make loans during periods when deposit flows decline or funds are not otherwise available for lending purposes.

Loan Origination and Other Fees. In addition to interest earned on loans, the Company receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for creation of the loan. To the extent that loans are originated or acquired for the portfolio, generally accepted accounting principles ("GAAP") limit immediate recognition of loan origination or acquisition fees as revenues and requires that such income (net of certain loan origination or acquisition costs) be deferred and amortized as an adjustment of yield over the life of the loan using a method which approximates the level yield method. Any deferred fees may be recognized immediately when the related loan is sold.

The Company's loan origination fees are generally 1% to 1-1/2% on conventional residential mortgages and 1% to 2% for commercial real estate loans. The total amount of deferred loan fees at March 31, 1998, was $780,556.

The Company also receives other fees and charges relating to existing loans, which include prepayment penalties, late charges, and fees collected in connection with a change in borrower or other loan modifications.

Problem Assets and Their Classification. Information with respect to the Company's non-performing assets at March 31, 1998, 1997, 1996, 1995, and 1994 is set forth on page 8 in the Company's Annual Report and is incorporated herein by reference.

An analysis of the Company's allowance for loan losses for the years ended March 31, 1998, 1997, 1996, 1995, and 1994 is included on page 9 of the Company's Annual Report and is incorporated herein by reference.

Information with respect to the allocation of the allowance for loan losses by type of loan as of March 31, 1998 and 1997 is found on page 9 in the Company's Annual Report and is incorporated herein by reference. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category. The Board of Directors establishes an allowance for loan losses each year based on recommendations of management. As of March 31, 1998 the allowance for losses on loans was 1.47% of outstanding loans.

Over the years, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions, undertaken as a part of the examination of the institutions by the FDIC, OTS, or other federal or state regulators. Results of examinations indicate that these regulators may be applying more conservative criteria in evaluating real estate values, requiring significantly increased provisions for probable loan losses. While the Company believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles at March 31, 1998, there can be no assurance that regulators, when reviewing the Company's loan portfolio in the future, will not request the Company to increase its allowance for loan losses, thereby adversely affecting its earnings.

Investment Activities

Interest income from cash deposits and securities generally provides the second largest source of income for the Company after interest payments on loans. At March 31, 1998, the Company's securities portfolio consisted primarily of U.S. Government and agency securities, state and municipal securities, mortgage-backed securities, and equity securities (primarily stock in the FHLB of Atlanta). For additional information concerning the Company's investment securities portfolio, see Note 2 of "Notes to Consolidated Financial Statements" on page 23 of the Company's Annual Report.

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

A summary of time deposits by maturity as of March 31, 1998 is incorporated by reference and is found on page 13 of the Company's Annual Report.

Borrowings. Deposit accounts are the primary source of funds of the Company's lending and investment activities and for its other general business purposes. However, during periods when the supply of lendable funds cannot meet the demand for such loans, the FHLB System seeks to provide a portion of the funds necessary through loans (advances) to its members. The FHLB of Atlanta has served as the primary borrowing source for First Citizens Bank-Newnan and First Citizen Bank of Fayette County. Advances are made on a secured basis.

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

Information regarding changes in interest income and expense for the Company is provided in Table 2, "Analysis of Changes in Net Interest Income," on page 7 of the Company's Annual Report and is incorporated herein by reference.

Information with respect to certain performance ratios of the Company for the years ended March 31, 1998 and 1997 can be found on page 7 of the Company's Annual Report and is incorporated herein by reference.

Subsidiary Activity

First Citizens Bank-Newnan is permitted to invest an amount equal to 2% of its assets in its service corporations, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. In addition, federal savings institutions meeting regulatory capital requirements and certain scheduled items tests may invest up to 50% of their current risk-based capital in conforming first mortgage loans to service corporations. Under such limitations, at March 31, 1998 First Citizens Bank-Newnan was authorized to invest up to approximately $12.8 million in the stock of, or loans to, service corporations. The Company's investments in its subsidiaries continues to be less than the limit permitted by OTS regulations.

Newnan has one wholly owned service corporation, Newnan Financial Services, Inc. Newnan Financial Services owns Jefferson Ventures, Inc., which consists of the White Oak residential development. White Oak consists of property located in Coweta County that was acquired in July 1984. This property originally included approximately 3,500 acres, 150 lots, a 53,000 square foot building, marketable timber on approximately 1700 acres of the 3500 acres, a swimming pool and tennis courts. This area is a planned housing community with a golf course (36 holes), swimming pool, tennis courts and lakes. Additional information concerning the Company's real estate development activities is provided on page 10 of the Company's Annual Report and is incorporated herein by reference.

Competition

The Company faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for deposits and loans has historically come from other financial institutions in the southern Metropolitan Atlanta area. Particularly in times of high interest rates, the Company faces additional significant competition for inventors' funds from short-term money market securities and other corporate and government securities. The Company's competition for loans comes principally from other financial institutions, mortgage banking companies and other providers of financial services.

The Company competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers, real estate brokers, and home builders. It competes for deposits by offering depositors and wide variety of accounts, convenient office locations, tax-deferred retirement programs, and other miscellaneous services.

Personnel

As of March 31, 1998 the Company had 141 full-time equivalent employees. The employees are not represented by a collective bargaining agreement. The Company believes its employee relations are good.

Strategic Plan

A substantial portion of the growth of the Company during fiscal 1997 was through the acquisition of other financial institutions. As part of its ongoing strategic plan, the Company continually evaluates business combination opportunities and frequently conducts due diligence activities in connection with possible business combinations. As a result, business combination discussions and, in some case, negotiations take place, and future business combinations involving cash, debt, or equity securities can be expected. Any future business combination or series of business combinations that the Company might undertake may be material, in terms of assets acquired or liabilities assumed, to the Company's financial condition. Recent business combinations in the banking industry have typically involved the payment of a premium over book and market values. This practice could result in dilution of book value and net income per share for the acquirer. It is the Company's practice to avoid possible dilution except where projections indicate a relatively short pay back period.

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

The words "believe", "expect", "anticipate", "project", and similar expressions signify forward looking statements. Readers are cautioned not to place undue reliance on any forward looking statements made by or on behalf of the Company. Any such statements speaks only as of the date the statement was made. The Company undertakes no obligation to update or revise any forward looking statements.

Supervision and Regulation
--------------------------

         The following discussion sets forth the material elements of the regulatory framework applicable to bank holding companies and their bank and thrift subsidiaries and provides certain specific information related to the Company.

General. The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As such, the Company and, if applicable, its non-bank subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve. In addition, as a savings and loan holding company, the Company is also registered with the Office of Thrift Supervision ("OTS") and is subject to the regulation, supervision, examination, and reporting requirements of the OTS.

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

         The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues including the parties' performance under the Community Reinvestment Act of 1977 (the "CRA"), both of which are discussed below.

         The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company, and any other bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any Georgia-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, as of June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state had the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether.

        In response to the Interstate Banking Act, the Georgia General Assembly adopted the Georgia Interstate Banking Act, which was effective on July 1, 1995. The Georgia Interstate Banking Act provides that (a) interstate acquisitions by institutions located in Georgia will be permitted in states that also allow national interstate acquisitions and (b) interstate acquisitions of institutions located in Georgia will be permitted by institutions in states that allow national interstate acquisitions.

         Additionally, on January 26, 1996, the Georgia General Assembly adopted the Georgia Interstate Branching Act which permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis as of July 1, 1996. Beginning July 1, 1998, the number of de novo branches that may be established will no longer be limited.

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

         The bank and thrift subsidiaries of the Company are members of the Federal Deposit Insurance Corporation (the "FDIC"), and as such, their deposits are insured by the FDIC to the maximum extent provided by law. Such subsidiaries are also subject to numerous state and federal statutes and regulations that affect their businesses, activities, and operations, and they are supervised and examined by one or more state or federal bank regulatory agencies.

         All of the Company's depository institution subsidiaries that are state-chartered banks and are not members of the Federal Reserve System are subject to supervision and examination by the FDIC and the Georgia Department of Banking and Finance. The Company's subsidiary that is a federal savings bank is subject to regulation, supervision, and examination by the OTS and the FDIC. The federal banking regulator for each of the Company's subsidiaries, as well as the Georgia Department of Banking and Finance for each of the subsidiary banks that is a state chartered bank, regularly examines the operations of the subsidiary banks and is given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The federal and state banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

         Payment of Dividends. The Company is a legal entity separate and distinct from its subsidiaries. The principal sources of cash flow of the Company, including cash flow to pay dividends to its shareholders, are dividends by its bank and thrift subsidiaries. There are statutory and regulatory limitations on the payment of dividends by such subsidiaries to the Company as well as by the Company to its shareholders.

         As to the payment of dividends, all of the Company's depository institution subsidiaries that are state nonmember banks are subject to the laws and regulations of the state of Georgia and to the regulations of the FDIC. The Company's depository institution subsidiary that is a federal savings bank is subject to the OTS' capital distributions regulation.

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

         At March 31, 1998, under dividend restrictions imposed under federal and state laws, the bank and thrift subsidiaries of the Company, without obtaining governmental approvals, could declare aggregate dividends to the Company of up to approximately $4,587,000.

         The payment of dividends by the Company and its subsidiaries may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

         Capital Adequacy. The Company and its depository institution subsidiaries are required to comply with the capital adequacy standards established by the Federal Reserve and the appropriate federal banking regulator in the case of its depository institution subsidiaries. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

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

         The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At March 31, 1998, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 12.60% and 11.35%, respectively.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at March 31, 1998 was 8.40%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

         The Company's depository institution subsidiaries are subject to risk-based and leverage capital requirements adopted by their applicable federal regulators, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. Such subsidiaries were in compliance with applicable minimum capital requirements as of March 31, 1998. The Company has not been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it or its subsidiary depository institutions.

         Failure to meet capital guidelines could subject an institution to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon

FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-- Prompt Corrective Action."

         CRA. The Company's subsidiaries are subject to the provisions of the CRA. Under the terms of the CRA, the subsidiaries have a continuing and affirmative obligation consistent with their safe and sound operation to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires each appropriate federal bank regulatory agency, in connection with its examination of a subsidiary depository institution, to assess such institution's record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to: (a) charter a national bank; (b) obtain deposit insurance coverage for a newly chartered institution; (c) establish a new branch office that will accept deposits; (d) relocate an office; or (e) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. All of the Company's subsidiary depository institutions received at least a "satisfactory" CRA rating in their most recent examinations.

           In April 1995, the federal banking agencies adopted amendments revising their CRA regulations, with a phase-in schedule applicable to various provisions. Among other things, the amended CRA regulations, implemented on July 1, 1997, substitute for the prior process-based assessment factors a new evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the system focuses on three tests: (a) a lending test, to evaluate the institution's record of making loans in its service areas; (b) an investment test, to evaluate the institution's record of investing in community development projects; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATM's and other offices. The amended CRA regulations also clarify how an institution's CRA performance will be considered in the application process.


         Support of Subsidiary Institutions. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, each of its banking subsidiaries. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its depository institution subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a depository institution subsidiaries will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

         Prompt Corrective Action. FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective in December 1992, the federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

         The capital levels established for each of the categories are as follows:

========================== ==================== ========================= ====================== ===================
                                                Total                     Tier 1 Risk-
Capital Category           Tier 1 Capital       Risk-Based Capital        Based Capital          Other
========================== ==================== ========================= ====================== ===================
Well Capitalized           5% or more           10% or more               6% or more             Not subject to a
                                                                                                 capital directive
========================== -------------------- ------------------------- ---------------------- ===================
Adequately Capitalized     4% or more           8% or more                4% or more                      --
========================== -------------------- ------------------------- ---------------------- ===================
Undercapitalized           less than 4%         less than 8%              less than 4%                    --
========================== -------------------- ------------------------- ---------------------- ===================
Significantly              less than 3%         less than 6%              less than 3%                    --
Undercapitalized
========================== ==================== ========================= ====================== ===================
Critically                 2% or less                    --                        --                     --
Undercapitalized           tangible equity
========================== ==================== ========================= ====================== ===================

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

         At March 31, 1998, the Company's depository institution subsidiaries had the requisite capital levels to qualify as well capitalized.

         FDIC Insurance Assessments. Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (a) well capitalized; (b) adequately capitalized; and (c) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied.

         Pursuant to the Deposit Insurance Funds Act of 1996, the FDIC implemented a special one-time assessment of approximately 65.7 basis points (0.657%) on a depository institution's SAIF-insured deposits held as of March 31, 1995 (or approximately 52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions) and adopted revisions to the assessment rate schedules that would generally eliminate the disparity between assessment rates applicable to the deposits insured by the Bank Insurance Fund ("BIF") and the SAIF. The revisions in the assessment rate schedules reduced assessment rates on SAIF-insured deposits and would generally equalize BIF and SAIF assessment rates by January, 2000. The Company anticipates that the net effect of the decrease in the premium assessment rate on SAIF deposits will result in a reduction in its total deposit insurance premium assessments through 1999 as compared to years prior to 1997, assuming no further changes in announced premium assessment rates. The Company recorded a charge against earnings for the special assessment in the quarter ended September 30, 1996 in the pre-tax amount of approximately $772,000.

         Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

         Proposed Legislation and Regulatory Action. New statutes and regulations are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed statute or regulation will be adopted or the extent to which the business of the Company may be affected by such statute or regulation.

Item 2. Properties

The table set forth below shows the locations of the Company's offices and other facilities, as well as certain additional information relating to these offices and facilities as of March 31, 1998.

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
705 Hwy. 54, East

                                   Year Facility
                                     Commenced                   Leased
Office Location                      Operation                  or Owned
---------------                      ---------                  --------

Peachtree City, Georgia

White Oak Branch                        1987                     Leased
1421 Hwy. 34, East
Newnan, Georgia

LaGrange Branch                         1988                     Owned
310 Broad Street
LaGrange, Georgia

Hogansville Branch                      1988                     Owned
410 East Main Street
Hogansville, Georgia

Hospital Road Branch                    1989                     Owned
14 Hospital Road
Newnan, Georgia

Closed Branch Facility                  NA                       Owned
461 Highway 29 North
Newnan, Georgia

Proposed Branch Site                    NA                       Owned
Highway 154
Sharpsburg, Georgia


First Citizens-Fayetteville             1991                     Owned
First Citizens Bank
675 North Jeff Davis Drive
Fayetteville, Georgia 30214

First Citizens-Clayton
Main Office                             1984                     Owned
6375 Highway 85
Riverdale, Georgia 30274

Jonesboro Office                        1986                     Owned
223 North Main Street
Jonesboro, Georgia 30236

Citizens Mortgage Group, Inc.
Jefferson, Georgia                      1993                     Leased
1874 Washington Street
Jefferson, Georgia 30549

                                   Year Facility
                                     Commenced                   Leased
Office Location                      Operation                  or Owned
---------------                      ---------                  --------

Fayetteville, Georgia                   1996                     Leased
205 Jeff Davis Place
Fayetteville, Georgia 30214

Item 3. Legal Proceedings

The Company is not involved in any material pending legal proceedings at the present time, other than nonmaterial proceedings arising out of the ordinary course of its business.

Item 4. Submission of Matter to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1998.

                                    PART II


Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters


The information contained in the section captioned "Stock Prices and Dividends" on page 34 of the Company's Annual Report is incorporated herein by reference.

Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 15 of the Company's Annual Report is incorporated herein by reference.

Item 7. Consolidated Financial Statements
The consolidated financial statements and independent auditors' report contained on pages 16 through 33 of the Company's Annual Report is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change in or disagreements with accountants during the fiscal year ended March 31, 1998.

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

                                    PART IV

Item 13.  Exhibits, List and Reports on Form 8-K

a.        Exhibits

          Exhibit No.         Description
          -----------         -----------

          2.1                 Plan of Reorganization, dated as of December 14,
                              1995, among the Registrant, Newnan Savings Bank,
                              FSB and Interim Newnan FSB, included as Appendix A to the Proxy Statement and Prospectus set forth in
                              Part I of the Registration Statement.(1)

          2.2                 Agreement and Plan of Merger, dated as of November
                              2, 1995, among the Registrant, Newnan Savings
                              Bank, FSB, Southside Financial Group, Inc.,
                              Citizens Bank and Trust of Fayette County and
                              Interim Citizens Corporation, and Amendment No. 1 thereto, included as Appendix B to the Proxy
                              Statement and Prospectus set forth in Part I of the Registration Statement.(1)

          2.3                 Agreement and Plan of Merger, dated as of November
                              21, 1996, as amended, between the Registrant and Tara Bankshares Corporation.(2)

          3.1                 Articles of Incorporation of the Registrant.(6)

          3.2                 Bylaws of the Registrant.(3)

          10.1                1986 Stock Option and Incentive Plan of Newnan
                              Savings Bank, FSB.(3)(4)

          10.2                Nonqualified Stock Option and Incentive Plan of
                              Newnan Savings Bank, FSB.(3)(4)

          10.3 Form of Non-Competition Covenant executed by the Directors of Southside Financial Group,
                              Inc.(3)(4)

          10.4 Employment Agreement, dated as of April 9, 1997, between Tara State Bank and Charles M.
                              Barnes.(6)(4)

          10.5                Indexed Executive Salary Continuation Plan, dated
                              August 7, 1995, between Tara State Bank and
                              Charles M. Barnes.(4)(5)

          10.6                Employment Agreement, dated as of January 1, 1998,
                              between First Citizens Corporation and Tom Moat.
                              (4)

          10.7 Form of Non-Competition Covenant executed by the Directors of Tara Bankshares Corporation. (4)

          10.8                First Citizens Corporation Employee Stock Purchase
                              Plan, adopted June 24, 1997. (4) (7)

          10.9                First Citizens Corporation Directors' Deferred
                              Plan, dated June 19, 1997. (4)

          13.1 1998 Annual Report to Shareholders. (Only those portions of the Annual Report that are specifically incorporated by reference herein shall be deemed filed with the SEC.)

          21.1                Subsidiaries of the Registrant.

          23.1                Consent of Mauldin & Jenkins, LLC.

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

          (3) Incorporated by reference to the exhibit of the same number in the Registration Statement on Form S-4(No.333-4304) filed with the SEC on July 1, 1996.

          (4)       Management contract or compensatory plan or arrangement.

          (5) Incorporated by reference to Exhibit 10.3 in the Annual Report on Form 10-KSB for the year ended December 31, 1995 filed by Tara Bankshares Corporation with the SEC.

          (6) Incorporated by reference to the Form 10-KSB filed with the SEC on June 30, 1997.

          (7) Incorporated by reference to Appendix A of the Proxy Statement filed with the SEC on July 10, 1997.

b.  Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Riverdale, State of Georgia, on the 26th day of June, 1998.


                                   FIRST CITIZENS CORPORATION



                                   By: /s/ Thomas J. Moat
                                       ----------------------
                                       Thomas J. Moat
                                       President

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



          Signature                Title                         Date
          ---------                -----                         ----

/s/ Don A. Barnette                Director                 June 26, 1998
--------------------
Don A. Barnette


/s/ Thomas B. Chandler             Director                 June 26, 1998
----------------------
Thomas B. Chandler


/s/ J. Littleton Glover, Jr.       Chairman of the Board    June 26, 1998
----------------------------
J. Littleton Glover, Jr.


/s/ Thomas J. Moat                 President and Director   June 26, 1998
--------------------               (Principal Executive
Thomas J. Moat                     Officer)


/s/ Ellis A. Mansour               Director                 June 26, 1998
--------------------
Ellis A. Mansour


/s/ Douglas J. Hertha              Vice President and       June 26, 1998
----------------------             Secretary (Principal
Douglas J. Hertha                  Financial and Accounting
                                   Officer)