Form 10-Q
period 1998-06-30
FIRST CITIZENS CORP /GA/
filed 1998-08-13
CIK 1013239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

          OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-04304

                           FIRST CITIZENS CORPORATION
             (Exact name of registrant as specified in its charter)

Georgia                                                        58 - 2232785
(State or other jurisdiction of                           (I.R.S. Employment
Incorporation or organization)                            Identification Number)

19 Jefferson Street
Newnan, Georgia                                               30263
(Address of principal                                      (Zip Code)
 executive office)

Registrant's telephone number, including area code:  (770) 253-5017

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]   No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1998: 2,797,442

Transitional Small Business Disclosure Format (check one) Yes [ ]   No [X]

                                      INDEX
Part I.  Financial Information                                              Page

Item 1.  Condensed Consolidated Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets
             as of June 30, 1998 and March 31, 1998 ..................     3

            Condensed Consolidated Statements of Income for the
              Three Months Ended June 30, 1998 and 1997 ..............     4

            Condensed Consolidated Statements of Cash Flows
              For The Three Months Ended June 30, 1998 and 1997 ......    5-6

            Notes to Condensed Consolidated Financial Statements .....    7-9

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition ..........................   10-15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ..    16

Part II  Other Information

Item 6.  Exhibits and Reports on Form 8-K ............................    17

Signatures ...........................................................    18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   FIRST CITIZENS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                           June 30 and March 31, 1998
                                   (Unaudited)

                                                                      JUNE 30                  MARCH 31
                                                                  -------------              -------------
ASSETS
Cash and due from banks ...................................       $  12,241,197              $  13,057,128
Interest-bearing deposits in banks ........................          28,639,171                 18,603,707
Federal funds sold ........................................           9,127,000                 13,840,000
Securities available-for-sale .............................          33,930,906                 36,380,214
Securities held-to-maturity at amortized cost, fair
value of $1,236,660
   and $1,881,250, respectively ...........................           1,233,027                  1,879,748
Loans held for sale .......................................           8,119,000                  7,473,800
Loans receivable, net .....................................         266,101,881                256,310,581
Real estate held for development and sale .................           2,320,521                  2,320,521
Premises and equipment ....................................           7,375,693                  7,371,409
Goodwill and other intangibles ............................           6,803,280                  7,009,308
Other assets ..............................................           3,802,149                  3,565,672
                                                                  -------------              -------------
          TOTAL ASSETS ....................................       $ 379,693,825              $ 367,812,088
                                                                  =============              =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposit accounts ..........................................       $ 328,727,229              $ 318,382,055
Other borrowings ..........................................           9,247,366                  9,602,365
Accrued expenses and other liabilities ....................           3,810,318                  3,067,797
                                                                  -------------              -------------
          TOTAL LIABILITIES ...............................         341,784,913                331,052,217
                                                                  -------------              -------------
Stockholders' equity
   Preferred stock, no par value, 8,000,000 shares
authorized; none issued ...................................                --                         --
   Common stock, $1 par value, 8,000,000 shares
authorized, 2,838,470 .....................................                --                         --
      and 2,835,897 issued, respectively ..................           2,838,470                  2,835,897
   Additional paid-in capital .............................          12,950,583                 12,914,173
   Retained earnings ......................................          22,402,649                 21,287,420
   Accumulated other comprehensive income, net of tax .....             150,331                    155,502
                                                                  -------------              -------------
                                                                     38,342,033                 37,192,992
   Less cost of 41,028 shares of treasury stock ...........            (433,121)                  (433,121)
                                                                  -------------              -------------
          TOTAL STOCKHOLDERS' EQUITY ......................          37,908,912                 36,759,871
                                                                  -------------              -------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......       $ 379,693,825              $ 367,812,088
                                                                  =============              =============

The accompanying notes are an integral part of these financial statements.
                   FIRST CITIZENS CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                For the Three Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                                                                        1998               1997
                                                                                                    -----------         -----------
INTEREST INCOME:
  Loans ....................................................................................        $ 6,715,261         $ 5,883,887
  Interest-bearing deposits ................................................................            384,528              22,748
  Securities ...............................................................................            526,341             536,513
  Federal funds sold .......................................................................            199,396             125,350
                                                                                                    -----------         -----------
       Total interest income ...............................................................          7,825,526           6,568,498
                                                                                                    -----------         -----------
INTEREST EXPENSE:
  Deposits .................................................................................          3,551,088           2,669,611
  Other borrowings .........................................................................            153,059             299,290
                                                                                                    -----------         -----------
       Total interest expense ..............................................................          3,704,147           2,968,901
                                                                                                    -----------         -----------
       Net interest income .................................................................          4,121,379           3,599,597
  Provision for loan losses ................................................................             65,000              40,000
                                                                                                    -----------         -----------
       Net interest income after provision for loan
losses .....................................................................................          4,056,379           3,559,597
                                                                                                    -----------         -----------
OTHER INCOME (LOSSES):
  Loan servicing and other fees ............................................................             69,246              97,788
  Deposit and other service charge income ..................................................            396,367             358,828
  Gain (loss) on sale of securities ........................................................            208,288              (2,852)
  Gain on sale of loans ....................................................................            257,958             264,963
  Gain on sale of real estate held for development and sale ................................               --             3,322,371
  Other operating income ...................................................................             89,506              96,605
                                                                                                    -----------         -----------
       Total other income ..................................................................          1,021,365           4,137,703
                                                                                                    -----------         -----------
OTHER EXPENSES:
  Salaries and employee benefits ...........................................................          1,561,054           1,392,603
  Occupancy and equipment expenses .........................................................            389,281             402,491
  Goodwill amortization ....................................................................             92,732             109,888
  Other operating expenses .................................................................          1,092,068             747,727
                                                                                                    -----------         -----------
       Total other expenses ................................................................          3,135,135           2,652,709
                                                                                                    -----------         -----------
       Income before income taxes ..........................................................          1,942,609           5,044,591
  Income tax expense .......................................................................            603,582           1,816,438
                                                                                                    -----------         -----------
       Net income ..........................................................................          1,339,027           3,228,153
                                                                                                    -----------         -----------
OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Unrealized gains on securities available-for sale
    arising during period ..................................................................            132,299              92,994
  Less: reclassification adjustment for (gains) losses included in net income ..............           (137,470)              1,797
                                                                                                    -----------         -----------
      Total other comprehensive income (loss) ..............................................             (5,171)             94,791
                                                                                                    -----------         -----------
  Comprehensive income .....................................................................        $ 1,333,856         $ 3,322,944
                                                                                                    ===========         ===========
  Basic earnings per common share ..........................................................               0.48                1.18
                                                                                                    ===========         ===========
  Diluted earnings per common share ........................................................               0.44                1.09
                                                                                                    ===========         ===========
  Cash dividends per common share ..........................................................               0.08                0.07
                                                                                                    ===========         ===========

The accompanying notes are an integral part of these financial statements.
                   FIRST CITIZENS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                For the Three Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                                             1998                      1997
                                                                          ------------            ------------
OPERATING ACTIVITIES
Net income ..........................................................     $  1,339,027            $  3,228,153
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Provision for loan losses ........................................           65,000                  40,000
   Depreciation and amortization ....................................          270,893                 261,395
   (Gain) loss on sale of securities available-for-sale .............         (208,288)                  2,852
   Gain on sale of loans ............................................         (257,958)               (264,963)
   Net (increase) in loans held for sale ............................         (387,242)               (951,026)
   Gain on sale of real estate held for development and sale ........             --                (3,322,371)
   Other operating activities .......................................          508,707               1,003,214
                                                                          ------------            ------------
          Net cash provided by (used in) operating activities .......        1,330,139                  (2,746)
                                                                          ------------            ------------
INVESTING ACTIVITIES
Proceeds from maturities of securities
available-for-sale ..................................................        6,867,429               2,019,433
Proceeds from maturities of securities held to maturity .............          646,721                 675,383
Purchases of securities available-for-sale ..........................       (6,707,672)             (5,996,639)
Proceeds from sales of securities available-for-sale ................        2,490,005               4,719,614
Net (increase) decrease in interest-bearing deposits in banks .......      (10,035,464)              1,232,188
Net decrease (increase) in Federal funds sold .......................        4,713,000              (4,780,000)
Net increase in loans ...............................................       (9,856,300)             (9,438,699)
Proceeds from sales of real estate held for
development and sale ................................................             --                 4,223,850
Purchase of premises and equipment ..................................          (69,149)                (13,078)
                                                                          ------------            ------------
          Net cash used in investing activities .....................     $(11,951,430)           $ (7,357,948)
                                                                          ------------            ------------

                   FIRST CITIZENS CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                For the Three Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                                1998                      1997
                                                            ------------              ------------
FINANCING ACTIVITIES
Net increase in deposit accounts ....................       $ 10,345,174              $ 10,773,984
Net decrease in other borrowings ....................           (354,999)               (1,617,783)
Dividends paid ......................................           (223,796)                 (201,231)
Proceeds from stock options exercised ...............             38,981                    54,098
                                                            ------------              ------------
   Net cash provided by financing activities ........          9,805,360                 9,009,068
                                                            ------------              ------------
   Net increase (decrease) in cash and due from banks           (815,931)                1,706,575
Cash and due from banks at beginning of period ......         13,057,128                13,866,250
                                                            ------------              ------------
Cash and due from banks at end of period ............       $ 12,241,197              $ 15,572,825
                                                            ============              ============

The accompanying notes are an integral part of these financial statements.

                   FIRST CITIZENS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.     BASIS OF PRESENTATION

            The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

            The results of operations for the three month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.     CURRENT ACCOUNTING DEVELOPMENTS

            The adoption of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" that became effective on January 1, 1998 did not have a material effect on the Company's financial statements.

            The adoption of SFAS No. 128, "Earnings Per Share", that became effective as of December 31, 1997 had no effect on the calculation of earnings per common share for the three months ended June 30, 1997.

            The adoption of SFAS No. 130, "Reporting Comprehensive Income", that became effective on April 1, 1998 required the Company to report comprehensive income in the Company's Statements of Income and Comprehensive Income.

            In April of 1998 the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start Up Activities". SOP 98-5 requires that costs of startup activities and organization costs be expensed as incurred. SOP 98-5 becomes effective for financial statements for fiscal years beginning after December 15, 1998. However, early adoption is encouraged for fiscal years in which financial statements have not been issued. As of June 30, 1998 the Company had amortized all organization costs which will be required to be written off upon adoption of SOP 98-5.

                   FIRST CITIZENS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2.     CURRENT ACCOUNTING DEVELOPMENTS (Continued)

            In June of 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

            Earlier adoption is encouraged, but permitted only as of the beginning of any fiscal quarter that begins after June 1998. The Company has not determined the effect of SFAS 133 on its financial condition and results of operations at this time.

            There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

                   FIRST CITIZENS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3.     EARNINGS PER COMMON SHARE

            The following is a reconciliation of net income and weighted-average shares outstanding used in determining basic and diluted earnings per common share (EPS):
                                      Three Months Ended June 30, 1998
                                 ----------------------------------------
                                     Net         Weighted-Average
                                    Income          Shares      Per share
                                 (Numerator)     (Denominator)   Amount
                                 ----------       ---------      -----
Basic EPS ...................... $1,339,027       2,796,170      $0.48
                                                                 =====
Effect of Dilutive Securities
Stock options ..................       --           241,255
                                                 ----------      -----
Diluted EPS .................... $1,339,027       3,037,425      $0.44
                                 ==========      ==========      =====

                                       Three Months Ended June 30, 1997
                                 ----------------------------------------
                                     Net         Weighted-Average
                                    Income          Shares      Per share
                                 (Numerator)     (Denominator)   Amount
                                 ----------       ---------      -----
Basic EPS ...................... $3,228,153       2,745,230      $1.18
                                                                 =====
Effect of Dilutive Securities
Stock
options ........................       --           228,482
                                                 ----------      -----
Diluted EPS .................... $3,228,153       2,973,712      $1.09
                                 ==========      ==========      =====

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

FINANCIAL CONDITION

Total assets increased during the second calendar quarter of 1998 from $367.8 million to $379.7 million, or 3.23% for the quarter. The increase in total assets in 1998 is slightly less than the 3.83% growth for the same period in 1997. The growth in both years was funded by an increase in total deposits of $10.3 million and $10.8 million, respectively, plus retained net profits. The increase in total assets for the quarter ended June 30, 1998 consisted primarily of an increase of $10.0 million in interest-bearing deposits, an increase of $10.4 million in net loans, less a decrease of $4.7 million in Federal funds sold and a decrease $3.1 million in securities. The decreases in Federal funds sold and securities represents the utilization of short-term investments as a funding vehicle for loan growth. The loan to deposit ratio at June 30, 1998 was 85% compared to 93% at June 30, 1997. The decrease in the loan to deposit ratio is due to the significant growth in deposits as compared to the growth in loans.

LIQUIDITY

Liquidity management involves the matching of the cash flow requirements of customer withdrawals of funds and the funding of loan originations, and the ability of the Company's subsidiary banks to meet those requirements. Management monitors and maintains appropriate levels of liquidity so that maturities of assets and deposit growth are such that adequate funds are provided to meet estimated customer withdrawals and loan requests.

At June 30, 1998, the Company had cash and due from banks of $12.2 million, interest bearing deposits in banks of $28.6 million, and Federal funds sold of $9.1 million. Additionally, the Company has $33.9 million in securities available for sale which could be sold to meet any liquidity needs. Two of the Bank subsidiaries are members of the Federal Home Loan Bank of Atlanta and are able to obtain advances if needed. At June 30, 1998, the Banks had, in addition to amounts already borrowed, a combined credit availability of approximately $50 million.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require the Company and Banks to maintain minimum capital levels in relation to assets. At June 30, 1998, the Company's capital ratios were considered adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company at June 30, 1998 are as follows:

                                                              Regulatory
                                                Actual       Requirement
                                             ----------      ------------
Leverage Capital Ratio .....................    8.43%           4.00%
Risk-Based Capital Ratios
        Core Capital .......................   11.11%           4.00%
        Total Capital ......................   12.36%           8.00%

Management is not aware of any other current recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

NET INTEREST INCOME. Net interest income increased by $522,000 for the quarter ended June 30, 1998 compared to the same period in 1997, or by 14.5%. The comparable increase in 1997 as compared to the quarter ended June 30, 1996 was $2,079,000. The increase in 1997 was due to two acquisitions that occurred during the fiscal year ended March 31, 1997. Those acquisitions were accounted for as purchases, therefore, the results of operations prior to the date of acquisition were not included in the results of operations of the Company for the three months ended June 30, 1996. The increase in net interest income for the quarter ended June 30, 1998 is attributable to an increase in earning assets of $43,707,000 compared to June 30, 1997. During this same period however, total deposits increased by $48,154,000. The overall result of an increase in net interest income is based on the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities. The net interest margin decreased slightly to 4.74% at June 30, 1998 as compared to 4.84% at June 30, 1997.

PROVISION FOR LOAN LOSSES. The provision for loan losses is based on management's evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. Management reviews the allowance for loan loss on a quarterly basis and makes provisions as necessary. A provision of $65,000 was made during the three month period ending June 30, 1998 based upon this review process. The allowance for loan loss as a percentage of total loans was 1.43% at June 30, 1998 compared to 1.52% at March 31, 1998. Nonperforming loans as a percentage of total loans was 1.20% at June 30, 1998 compared to 1.11% at March 31, 1998. Management believes the allowance for loan loss at June 30, 1998 is adequate to meet any future losses in the loan portfolio.

At June 30, 1998 and March 31, 1998, nonaccrual, past due, and restructured loans were as follows:
                                                 June 30,     March 31,
                                                   1998        1998
                                                 -------      ------
                                                 (Dollars in thousands)

Total nonaccruing loans ......................   $3,227       $2,886
Loans contractually past due ninety days
  or more as to interest or principal
  payments and still accruing ................      356          303
Restructured loans ...........................      877          894

The increase in nonaccrual loans from March 31, 1998 to June 30, 1998 consists of various construction and real estate mortgage loans. The increase was not attributable to any one group or individually significant loans.

It is the policy of the Company to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection. Accrual of interest on such loans is resumed when, in management's judgment, the collection of interest and principal becomes probable.

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

Information regarding certain loans and allowance for loan loss data through June 30, 1998 and 1997 is as follows:
                                                         Three Months Ended
                                                              June 30,
                                                        ----------------------
                                                          1998           1997
                                                        ---------    ---------
                                                        (Dollars in thousands)

Average amount of loans outstanding ..................  $ 265,058    $ 245,284

Balance of allowance for loan losses at beginning
of period ............................................  $   3,852    $   3,739
Loans charged off
   Commercial and financial ..........................       (120)         (--)
   Construction ......................................        (--)         (--)
   Real estate .......................................        (73)         (--)
   Installment .......................................        (12)         (15)
                                                        ---------    ---------
                                                             (205)         (15)
                                                        ---------    ---------
Loans recovered
   Commercial and financial ..........................        106           35
   Construction ......................................       --           --
   Real estate .......................................         30            5
   Installment .......................................          4            4
                                                        ---------    ---------
                                                              140           44
                                                        ---------    ---------
Net (charge-offs) recoveries .........................        (65)          29
                                                        ---------    ---------
Additions to allowance charged to operating
expense during period ................................         65           40
                                                        ---------    ---------
Balance of allowance for loan losses at end of
period ...............................................      3,852        3,808
                                                        =========    =========
Ratio of net loans (charged-off) recoveries during the
   period to average loans outstanding ...............       (.02%)        .01%
                                                        =========    =========

OTHER INCOME. Other income decreased by $3.1 million for the quarter ended June 30, 1998 compared to an increase of $3.5 million for the same period in 1997. The single most significant difference which affected both variances was the gain on sale of real estate held for development and sale of $3,322,000 in the second calendar quarter of 1997. This gain in 1997 represented the sale of approximately 400 acres of an agreement to sale 1,400 acres over an eight year period. For the three month period ended June 30, 1998, there have been no sales of real estate held for development and sale.

During the quarter ended June 30, 1998, the Company recognized gains on sale of securities of $208,000 compared to losses recognized for the same period in 1997 of $3,000. All other components of other income were comparable with 1997 considering the growth in deposit accounts. Other income increases in 1997 compared to the three months ended June 30, 1996 are not comparable due to the two bank acquisitions discussed above.

OTHER EXPENSES. Other expenses increased by $482,000, or 18.2% for the three months ended June 30, 1998 as compared to the same period in 1997. The increase in 1997 as compared to the same period in 1996 was $1,514,000. The significant increase between 1997 and 1996 is once again due to the expenses related to the two banks acquired after June 30, 1996 not included in the 1996 operations. The most significant increase in 1998 is an increase of $168,000 in salaries and employee benefits and an increase of $344,000 in other operating expenses. The increase in salaries and employee benefits represents normal increases in salaries and costs incurred in adding additional banking staff. At June 30, 1998, the total number of employees was 149 compared to 138 at March 31, 1998.

During the quarter ended June 30, 1998, the Company finalized the consolidation of the accounting and data processing departments for its three banking subsidiaries and completed their data processing conversion. Previously, each banking subsidiary operated an independent data processing department on different systems. Management's plans from the consummation of the two acquisitions, has been to consolidate these areas and minimize the related expenses while providing a higher level of service and convenience to their customers. In connection with this process the Company incurred during the quarter ended June 30, 1998 conversion expenses of $144,000. In addition, all item processing is currently done in-house. Previously, one of the acquired banks outsourced this function. The increase in other operating expenses related to the change in item processing was approximately $40,000. The remaining increases in other expenses is attributable increases due to the growth in loans and deposits.

NET INCOME. Net income decreased by $1,889,000 for the three months ended June 30, 1998 as compared to the same period in 1997. As discussed earlier, the primary variance over 1997 is the after tax gain on sale of real estate held for development and sale of $2,138,000 recognized in 1997. Net of this gain recognized in 1997, net income increased by approximately $249,000. The effective tax rate for the three months ended June 30, 1998 and 1997 was 31% and 36%, respectively.

CAPABILITY OF THE COMPANY'S DATA  PROCESSING  SOFTWARE TO ACCOMMODATE THE YEAR
2000

The Company heavily relies upon computers for the daily conduct of their business and for data processing generally. There is a concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the new year and there may be widespread computer malfunctions.

During 1997, the Company developed a three-phase program for the Year 2000 ("Y2K") information systems compliance. Phase I is to identify those systems with which the Company has exposure to Y2K issues. Phase II is the development and implementation of action plans to be Y2K compliant in all areas by late 1998. Phase III, to be completed by mid-1999, is the final testing of each major area of exposure to ensure compliance.

In the second quarter of 1998 the Company completed its core data processing conversion. The conversion was part of management's plans for consolidating the operations of its three banking subsidiaries, not because of Y2K concerns. However, with the completion of the conversion, the Company's core data processing system is believed to be Y2K compliant. The evaluation and review of the Y2K issue is a continuing process as testing will be performed throughout the remainder of 1998 and 1999.

Based on the review of computer and other components, management does not believe the cost of remediation will be material to the Company's financial statements, although there can be no assurances in this regard.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed only to U.S. dollar interest rate changes and accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the securities portfolio as held for trading. The Company does not engage in any hedging activities or enter into any derivative instruments with a higher degree of risk than mortgage backed securities which are commonly pass through securities. Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk, and other market risks. Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk". The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of the Company's asset/liability management program, the timing of repriced assets and liabilities is referred to as Gap management. It is the policy of the Company to maintain Gap ratio in the one-year time horizon of .80 to 1.20. Gap management alone is not enough to properly manage interest rate sensitivity, because interest rates do not respond at the same speed or at the same level to market rate changes. For example, savings and money market rates are more stable than loans tied to a Prime rate and thus respond with less volatility to a market rate change. The Company uses a simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling, and stable interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve month period is subjected to a 200 basis point increase and decrease in rate.

                         PART II - Other Information
Item 6.     Exhibits and Reports on Form 8-K.

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

Date:                                           /s/ Tom Moat
                                                ----------------------------
                                                    Tom Moat
                                                    Chief Executive Officer

Date:                                           /s/ Douglas J. Hertha
                                                -----------------------------
                                                    Douglas J. Hertha
                                                    Vice President
                                                    Chief Financial and
                                                      Accounting Officer