Form 10-Q
period 1998-09-30
FIRST CITIZENS CORP /GA/
filed 1998-11-16
CIK 1013239

.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

                    Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark One)
___X___     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                                               ------------------
            OR

______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-04304
                                                ---------

                           FIRST CITIZENS CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

Georgia                                            58-2232785
----------------------------                    ------------------
(State or other jurisdiction of                   (I.R.S. Employment
Incorporation or organization)                  Identification Number)

19 Jefferson Street
Newnan, Georgia                                      30263
---------------------                           ----------------
(Address of principal                           (zip Code)
Executive office)

Restraint's telephone number, including area code:  770-253-5017
                                                    ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES___X____   NO________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1998: 2,805,698.

Transitional Small Business Disclosure Format (check one) Yes____   No__X__

                                   INDEX PAGE
                                   ----------

Part 1.   Financial Information
          ---------------------


Item 1.  Condensed Consolidated Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets as of                     3
             September 30, 1998 and March 31, 1998.

             Condensed Consolidated Statements of Income for the Three       4
             And Six Months Ended September 30, 1998 and 1997.

             Condensed Consolidated Statements of Cash Flows
             For The Six Months Ended September 30, 1998 and 1997.          5-6

             Notes to Condensed Consolidated Financial Statements           7-8

 Item 2.   Management's Discussion and Analysis of Results                  9-16
                Of Operations and Financial Condition


 Item 3.   Quantitative and Qualitative Disclosures                          17


 PART II OTHER INFORMATION

 Item 5        Other Information                                             18

 Item 6.      Exhibits and Reports on Form 8-K                               18

 SIGNATURES                                                                  19

                         PART 1 - FINANCIAL STATEMENTS
ITEM 1.  FINANCIAL STATEMENTS

                  FIRST CITIZENS CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                        September 30 and March 31, 1998
                                  (Unaudited)


ASSETS
Cash on hand and in banks                            $ 12,712,391   $ 13,057,128
Interest-bearing deposits  in banks                    29,482,399     18,603,707
Federal funds Sold                                     11,392,221     13,840,000
Securities available for sale                          35,748,647     36,380,214
Securities held to maturity at amortized cost, fair
  value of $736,990 and $1,881,250, respectively          729,522      1,879,748
Loans held for sale                                     8,023,600      7,473,800
Loans receivable, net                                 263,647,433    256,310,581
Real estate held for development and sale               2,320,521      2,320,521
Premises and equipment                                  7,524,725      7,371,409
Goodwill and other intangibles                          6,793,131      7,009,308
Other assets                                            7,207,376      3,565,672
                                                     -------------  ------------
      Total assets                                   $385,581,966   $367,812,088
                                                     =============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposit accounts                                     $334,644,906   $318,382,055
Other borrowings                                        8,526,797      9,602,365
Accrued expenses and other liabilities                  3,346,697      3,067,797
                                                     -------------  ------------
      Total liabilities                               346,518,400    331,052,217
                                                     -------------  ------------

Stockholders' Equity
  Preferred stock, no par value, 8,000,000 shares
    authorized, none issued                                    0              0
  Common stock, $1 par value, 8,000,000 shares
    authorized, 2,805,698 And 2,835,897 issued,
    respectively                                        2,805,698      2,835,897
  Additional paid-in capital                           12,572,134     12,914,173
  Retained earnings                                    23,419,608     21,287,420
  Accumulated other comprehensive income, net of tax      266,126        155,502
                                                     -------------  ------------
                                                       39,063,566     37,192,992
  Less cost of 41,028 shares of treasury stock                  0      (433,121)
                                                     -------------  ------------
      Total stockholders' equity                       39,063,566     36,759,871
                                                     -------------  ------------
Total liabilities and equity                         $385,581,966   $367,812,088
                                                     =============  ============

The accompanying notes are an integral part of these financial statements.

                    FIRST CITIZENS CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Income
         For the Three and Six Months Ended September 30, 1998 and 1997
                                   (Unaudited)


                                               Three Months          Six Months
                                              1998       1997      1998       1997
                                            --------------------------------------------
INTEREST INCOME:
Loans receivable                           $6,971,803    $6,179,564 $13,687,064 $12,063,451
Interest-bearing time deposits                342,439        30,321     726,967      53,069
Securities                                    509,688       498,281   1,036,029   1,034,794
Federal Funds Sold                            159,069       142,038     358,465     267,388
                                            -----------------------------------------------
Total interest income                       7,982,999     6,850,204  15,808,525  13,418,702
                                            -----------------------------------------------

INTEREST EXPENSE:

Deposits                                    3,616,582    2,781,176    7,167,670   5,450,787
Other borrowings                              155,619      337,790      308,678     637,080
                                            -----------------------------------------------
Total interest expense                      3,772,201    3,118,966    7,476,348   6,087,867
Net interest income                         4,210,798    3,731,238    8,332,177   7,330,835
Provision for loan losses                      75,000       70,000      140,000     110,000
                                            -----------------------------------------------
Net interest income after provision for
   loan losses                              4,135,798    3,661,238    8,192,177   7,220,835
                                            -----------------------------------------------
OTHER INCOME (LOSSES):
Loan servicing and other fees                  63,957       96,479      133,203     194,267
Deposit and other service charge              408,771      403,575      805,138     762,403
Gain (loss) on sale of securities              14,763        1,730      223,051      (1,122)
Gain on sale of loans                         250,171      260,073      508,129     525,036
Gain on sale of real estate held for
    development and sale                            0        55,055            0   3,377,426
Other operating income                        109,203       94,591      198,709     191,196
                                            -----------------------------------------------
    Total other income                        846,865      911,503    1,868,230   5,049,206
                                            -----------------------------------------------
OTHER EXPENSES:
Salaries and employee benefits              1,538,712    1,410,138    3,099,766   2,802,741
Occupancy and equipment                       427,090      365,093      816,371     767,584
Goodwill amortization                         105,229      111,037      197,961     220,925
Other operating expense                     1,032,784      708,724    2,124,852   1,456,451
                                            -----------------------------------------------
Total other expenses                        3,103,815    2,594,992    6,238,950   5,247,701
Income before income taxes                  1,878,848    1,977,749    3,821,457   7,022,340
Income tax expense                            609,121      668,771    1,212,703   2,485,209
                                            -----------------------------------------------
Net income                                  1,269,727    1,308,978    2,608,754   4,537,131
                                            -----------------------------------------------
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gains on securities available
    for sale arising during period            125,096       24,621    251,146       117,615
Less:  reclassification of adjustment for
   (gains) losses included in net income       (9,301)      (1,090)  (140,522)          707
                                            -----------------------------------------------
Total other comprehensive income (loss)       115,795       23,531    110,624       118,322
                                            -----------------------------------------------
Comprehensive income                       $1,385,522   $1,332,509 $2,719,378    $4,655,453
                                            ===============================================
Basic earnings per common share                $ 0.45       $ 0.47     $ 0.93        $ 1.64
                                            ===============================================
Diluted earnings per common share              $ 0.43       $ 0.45     $ 0.88        $ 1.54
                                            ===============================================
Cash dividends per common share                $ 0.09       $ 0.07     $ 0.17        $ 0.15
                                            ===============================================
The accompanying notes are an integral part of these financial statements.

                                       4



                FIRST CITIZENS CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
            For the Six Months Ended September 30, 1998 and 1997
                                (Unaudited)

                                                       1998         1997
OPERATING ACTIVITIES

Net income                                            $ 2,608,754 $ 4,537,131
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
Provision for loan losses                                 140,000     110,000
Depreciation and amortization                             393,107     396,495
Amortization and accretion, net                           216,177     245,085
(Gain) loss on sale of securities available for
   sale                                                  (223,051)      1,212
Gain on sale of loans                                    (508,129)   (525,036)
Net (increase) decrease in loans held for sale            (41,671)  3,384,707
Gain on sale of real estate held for development
   and sale                                                     0  (3,377,426)
Other operating activities                             (3,552,180)   (594,740)
                                                   --------------------------
Net cash provided by (used in) operating
   activities                                            (966,993)  4,177,428
                                                   --------------------------

INVESTING ACTIVITIES
Proceeds from maturities of securities available
   for sale                                            (5,929,040)  5,107,496
Proceeds from maturities of securities held to
   maturity                                             1,150,226   1,246,734
Purchases of securities available for sale             14,173,893 (12,252,534)
Proceeds from sales of securities available for
   sale                                                (3,590,235)  6,214,837
Proceeds from calls of securities available for
   sale                                                (3,500,000)  1,500,000
Net (increase) decrease in interest bearing
deposits in other banks                               (10,878,692) (1,468,577)
Net (increase) decrease in Federal funds sold           2,447,779   1,380,000
Net increase in loans                                  (7,476,852)(16,915,262)
Proceeds from sales of real estate held for
   development and sale                                         0   4,313,432
Purchase of premises and equipment                       (546,423)    181,848
                                                   --------------------------
Net cash provided by (used in) investing
   activities                                         (14,149,344)(10,692,026)
                                                   --------------------------

                 FIRST CITIZENS CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Cash Flows (continued)
            For the Six Months Ended September 30, 1998 and 1997
                                 (Unaudited)

                                                       1998          1997
FINANCING ACTIVITIES
Net increase in deposits                               16,262,851    9,034,576
Net decrease in other borrowings                       (1,075,568)  (2,600,540)
Dividends paid                                           (476,566)    (402,325)
Proceeds from stock options exercised                      60,883      189,156
Purchase of Treasury Stock                                      0     (126,684)
                                                   ---------------------------
Net cash provided by financing activities              14,771,600    6,094,183
                                                   ---------------------------
Net increase (decrease) in cash and due from banks       (344,737)    (420,415)
Cash and due from banks at beginning of period         13,057,128   13,866,250
                                                   ---------------------------
Cash and due from banks at end of period              $12,712,391  $13,445,835
                                                   ===========================

The accompanying notes are an integral part of these financial statements.

                   FIRST CITIZENS CORPORATION AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial information included herein is unaided; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three and six month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS

The adoption of the provisions of SFAS NO. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" that became effective on January 1, 1998 did not have a material effect on the Company's financial statements.

The adoption of SFAS NO. 128, "Earnings Per Share", that became effective as of December 31, 1997 had no effect on the calculation of earnings per common share for the three and six months ended September 30,1997.

The adoption of SFAS NO. 130, "Reporting Comprehensive Income", that became effective on April 1, 1998 required the Company to report comprehensive income in the Company's Statement of Income and Comprehensive Income.

In April of 1998 the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start up Activities". SOP 98-5 requires that costs of startup activities and organization costs be expensed as incurred. SOP 98-5 becomes effective for financial statements for fiscal years beginning after December 15, 1998. However, early adoption is encouraged for fiscal years in which financial statements have not been issued. As of September 30, 1998 the Company had amortized all organization costs which will be required to be written off upon adoption of SOP 98-5.

In June of 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) NO. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.
                                       7

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

NOTE 3.  EARNINGS PER COMMON SHARE

 The following is a reconciliation of net income and weighted-average shares outstanding used in determining basic and diluted earnings per common share
(EPS):

           Three Months Ended September 30, 1998    Three Months Ended September 30, 1997
                Net                       Per     Net                        Per
               Income        Shares      share    Income        Shares       share
              (Numerator) (Denominator)  Amount   (Numerator) (Denominator)  Amount
Basic EPS (1) $1,269,727    2,797,532    $0.45   $1,308,978   2,776,961     $0.47
                                         =======                           =======
Dilutive
effect of
stock options          0      172,406                     0     151,876
              ----------  ------------            --------- -----------
Diluted EPS   $1,269,727    2,969,938    $0.43   $1,308,978   2,928,837     $0.45
              ==========  ============   =======  ========= ===========    =======

           Six Months Ended September 30, 1998    Six Months Ended September 30, 1997
                Net                       Per     Net                        Per
               Income       Shares       share    Income       Shares        share
              (Numerator) (Denominator)  Amount   (Numerator) (Denominator)  Amount
Basic EPS (1) $2,608,754    2,796,587    $0.93     $4,537,131 $2,769,697    $1.64
                                         =======                             ======
Dilutive
effect of
stock options          0      176,030                     0      185,658
              ----------  -----------              --------  -----------

Diluted EPS   $2,608,754    2,972,617    $0.88   $4,537,131  $2,955,355     $1.54
              ======================= ========  ===========  ===========    =======


(1) Number of shares represents a weighted average outstanding for the period.

NOTE 4.  TREASURY STOCK

During the quarter ended September 30, 1998 the Company retired its 41,028 shares of Treasury Stock.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have effected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

FINANCIAL CONDITION

Total assets increased $17.8 million during the six months ended September 30, 1998 from $367.8 million to $385.6 million, or 4.83%. During the same period in 1997, assets grew $10.8 million, or 3.21%. The growth in both years was funded by an increase in total deposits of $16.3 million and $9.0 million, respectively, plus retained net profits. The increase in total assets for 1998 consisted primarily of an increase of $10.9 million in interest-bearing deposits, an increase of $7.3 million in net loans, less a decrease of $2.4 million in Federal funds sold.

The loan to deposit ratio at September 30, 1998 was 81.18% compared to 93.01% at September 30,1997. The decrease in the loan to deposit ratio is due to the significant growth of deposits compared to the growth in loans.


LIQUIDITY

Liquidity management involves the matching of the cash flow requirements of customer withdrawals of funds and the funding of loan originations, and the ability of the Company's subsidiary banks to meet those requirements. Management monitors and maintains appropriate levels of liquidity so that maturates of assets and deposit growth are such that adequate funds are provided to meet estimated customer withdrawals and loan requests.

At September 30, 1998, the Company had cash and due from banks of $12.7 million, interest bearing deposits in banks of $29.5 million, and Federal funds sold of $11.4 million. Additionally, the Company has $35.7 million in securities available for sale, which could be sold to meet any liquidity needs. Two of the Bank subsidiaries are members of the Federal Home Loan Bank of Atlanta and are able to obtain advances if needed. At September 30, 1998, the Banks had, in addition to amounts already borrowed, a combined credit availability of approximately $49.3 million.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require the Company and Banks to maintain minimum capital levels in relation to assets. At September 30, 1998, the Company's capital ratios were considered adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company at September 30, 1998 are as follows.

                                                         Regulatory
                                               Actual    Requirement
Leverage Capital Ratio                             8.54%       4.00%
Risk Based Capital Ratios
   Core Capital                                   11.35%       4.00%
   Total Capital                                  12.60%       8.00%

Management is not aware of any other current recommendations by the regulatory authorities, events or trends, which if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

SIX MONTHS ENDED SEPTEMBER 30, 1998

NET INTEREST INCOME. Net interest income increased by $1,001,000 for the six months ended September 30, 1998 compared to the same period in 1997, or by 13.75%. The comparable increase in 1997 as compared to the six months ended September 30,1996 was $3,562,000. The increase in 1997 was due to two acquisitions that occurred during the fiscal ended March31, 1997. Those acquisitions were accounted for as purchases; therefore, the results of operations prior to the date of acquisition were not included in the results of operations of the Company for the six months ended September 30, 1996. The increase in net interest income for the six months ended September 30, 1998 is attributable to an increase in earning assets of $45.9 million compared to September 30, 1997. During this same period however, total deposits and other borrowings increased by a combined $44.0 million. The overall result of an increase in net interest income is based on the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities. The net interest margin increased slightly to 4.82% at September 30, 1998 as compared to 4.80% at September 30, 1997.

Provision for loan losses. The provision for loan losses is based on management's evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. Management reviews the allowance for loan loss on a quarterly basis and makes provisions as necessary. A provision of $140,000 was made during the six month period ending September 30, 1998 based upon this review process. The allowance for loan loss as a percentage of total loans was 1.43% at September 30, 1998 compared to 1.52% at March 31, 1998. Nonperforming loans as a percentage of total loans was 1.46% at September 30, 1998 compared to 1.11% at March 31, 1998. Management believes the allowance for loan loss at September 30, 1998 is adequate to meet any future losses in the loan portfolio.

At September 30, 1998 and March 31, 1998, nonaccrual, past due, and restructured loans were as follows:

                                               September 30,   March 31,
                                                    1998        1998
                                               (Dollars in Thousands)

Total nonaccruing loans                            $3,898      $2,886
Loans contractually past due ninety
  days or more as to interest or
  principal payments and still accruing               375         303
Restructured loans                                    640         894

The increase in nonaccrual loans from March 31, 1998 to September 30, 1998 consist of various construction and real estate mortgage loans. The increase was not attributable to any one group of individually significant loans.

It is the policy of the Company to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection. Accrual of interest on such loans is resumed when, in management's judgement, the collection of interest and principal becomes probable.

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

Information regarding certain loans and allowance for loan loss data through September 30, 1998 and 1997 is as follows:



                                              Three Months           Six Months
                                            1998       1997       1998       1997
                                                    (Dollars in thousands)
Average amount of loans outstanding        $ 273,898   $ 265,213   $ 270,066   $ 257,596
                                          ==============================================

Balance of allowance for loan losses at
  beginning of period                      $   3,958   $   3,808   $   3,852     $ 3,739
                                          ----------------------------------------------
Loans charged off
Commercial and financial                          77         124          77         124
Construction                                       0           0           0           0
Real estate                                       90          23          95          23
Installment                                       27          30          30          45
                                          ----------------------------------------------
                                                 194         177         202         192
                                          ----------------------------------------------

Loans recovered
Commercial and financial                          50          10          96          45
Construction                                       0           1           0           1
Real estate                                        1          48           3          53
Installment                                        4           4           5           8
                                          ----------------------------------------------
                                                  55          63         104         107
                                          ----------------------------------------------
Net (charge-offs) recoveries                    (139)       (114)        (98)        (85)
Additions to allowance charged to
   operating expense during period                75          70         140         110
                                          ----------------------------------------------
Balance of allowance for loan losses at
   end of period                             $ 3,894     $ 3,764     $ 3,894     $ 3,764
                                          ==============================================

Ratio of net loans (charged-off)
   recovered during the period to average
   loans outstanding                          (0.05%)     (0.04%)     (0.04%)     (0.03%)
                                          ==============================================

OTHER INCOME. Other income decreased by $3.2 million for the six months ended September 30, 1998 compared to an increase of $3.3 million for the same period in 1997. The single most significant difference which affected both variances was the gain on sale of real estate held for development and sale of $3,322,000 in the second calendar quarter of 1997. This gain in 1997 represented the sale of approximately 400 acres of an agreement to sale 1,400 acres over and eight-year period. For the three-month period ended September 30, 1998, there have been no sales of real estate held for development and sale.

During the six months ended September 30, 1998, the Company recognized gains on sale of securities of $223,000 compared to losses recognized for the same period in 1997 of $1,000. All other components of other income were comparable with 1997 considering the growth in deposit accounts. Other income increases in 1997 compared to the six months ended September 30, 1996 are not comparable due to the two bank acquisitions discussed previously.

OTHER EXPENSES. Other expenses increased by $991,000, or 18.9% for the six months ended September 30, 1998 as compared to the same period in 1997. The increase in 1997 as compared to the same period in 1996 was $1,744,000. The significant increase between 1997 and 1996 is once again due to the expenses related to the two banks acquired after September 30, 1996 not included in the 1996 operations. The most significant increase in 1998 is an increase of $297,000 in salaries and employee benefits and an increase of $668,000 in other operating expenses. The increase in salaries and employee benefits represents normal increases in salaries and costs incurred in adding additional banking staff. At September 30, 1998, the total number of employees was 146 compared to 138 at September 30, 1997.

During the first quarter of 1998, the Company finalized the consolidation of the accounting and data processing departments for its three banking subsidiaries and completed a data processing conversion. Previously, each banking subsidiary operated an independent data processing department on different systems. Management's plans from the consummation of the two acquisitions, has been to consolidate these areas and minimize the related expenses while providing a higher level of service and convenience to their customers. In connection with this process the Company incurred during the first quarter ended June 30, 1998 conversion expenses of $144,000. In addition, all item processing is now outsourced. Previously, one of the banks outsourced this function. The increase in other operating expenses related to the change in item processing was approximately $120,000. The remaining increases in other expenses is due to increases attributable to the growth in loans and deposits.

NET INCOME. Net income decreased by $1,928,000 for the six months ended September 30, 1998, as compared to the same period in 1997. As discussed earlier, the primary variance over 1997 is the after tax gain on sale of real estate held for development and sale of $2,138,000 recognized in 1997. Net of this gain recognized in 1997, net income increased by approximately $210,000. The effective tax rate for the six months ended September 30, 1998 and 1997 was 32% and 35%, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.

NET INTEREST INCOME. Net interest income increased by $480,000 for the quarter ended September 30, 1998 compared to the same period in 1997, or by 12.85%. The comparable increase in 1997 as compared to the quarter ended September 30,1996 was $1,483,000. As previously mentioned, the increase between 1997 and 1996 was due to two acquisitions that occurred during the fiscal ended March 31, 1997. The increase in net interest income for the quarter ended September 30, 1998 is attributable to an increase in earning assets of $35.2 million compared to September 30, 1997. The overall result of an increase in net interest income is based on the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities. The net interest margin increased slightly to 4.85% at September 30, 1998 as compared to 4.76% at September 30, 1997.

PROVISION FOR LOAN LOSSES. The provision for loan losses is based on management's evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. Management reviews the allowance for loan loss on a quarterly basis and makes provisions as necessary. A provision of $75,000 was made during the three month period ending September 30, 1998 based upon this review process.

OTHER INCOME. Other income decreased by $65,000 for the quarter ended September 30, 1998 compared to a decline of $205,000 for the same period in 1997. Gain on sale of real estate held for development and sale declined $55,000 from 1997, and had declined $495,000 in 1997 compared to the same period in 1996

All other components of other income were comparable with 1997 considering the growth in deposit accounts. Other income increases in 1997 compared to the three months ended September 30, 1996 are not comparable due to the two bank acquisitions made in the year ended March 31, 1997.

OTHER EXPENSES. Other expenses increased by $509,000, or 19.61% for the three months ended September 30, 1998 as compared to the same period in 1997. The increase in 1997 as compared to the same period in 1996 was $229,000. The significant increase between 1997 and 1996 is once again due to the expenses related to the two banks acquired after September 30, 1996 not included in the 1996 operations. The most significant increase in 1998 is an increase of $129,000 in salaries and employee benefits and an increase of $324,000 in other operating expenses. The increase in salaries and employee benefits represents normal increases in salaries and costs incurred in adding additional banking staff. At September 30, 1998, the total number of employees was 146 compared to 138 at September 30, 1997. The increase in other operating expenses is chiefly due to a $100,000 increase in data and item processing costs. The remaining increases in other expenses is attributable increases due to the growth in loans and deposits.

NET INCOME. Net income decreased by $39,000 for the three months ended September 30, 1998, as compared to the same period in 1997. The effective tax rate for the three months ended September 30, 1998 and 1997 was 32% and 34%, respectively.

CAPABILITY OF THE COMPANY'S DATA PROCESSING SOFTWARE TO ACCOMMODATE THE YEAR
2000.

The Company heavily relies upon computers for the daily conduct of their business and data processing generally. There is a concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the new year and there may be widespread computer malfunctions. This risk encompasses hardware and software owned, leased, licensed or otherwise used by the Company or mission-critical functions or by customers with which the Company has a material relationship.

During 1997, the Company developed a three-phase program for the YEAR 2000 (Y2K) information systems compliance. Phase I is to identify those systems with which the Company has exposure to Y2K issues. Phase II is the development and implementation of action plans to be Y2K compliant in all areas by late 1998. Phase III, to be completed by mid-1999, is the final testing of each major area of exposure to ensure compliance.

In the second quarter of 1998 the Company completed its core data processing conversion. The conversion was part of management's plans for consolidating the operations of its three banking subsidiaries, not because of Y2K concerns. This conversion included the replacement of substantially all of the Company's computer workstations with equipment that is certified to be Y2K compliant. The cost of this equipment totaled approximately $1 million. In addition, one of the banking subsidiaries was required to pay a fee of $144,000 to terminate its contract with its former data processing provider.

A provision in the Company's contract with its new provider of the Company's core data processing services stipulated that the provider would be Y2K compliant. During the quarter ended September 30, 1998, testing on the system was done by proxy and the results did not disclose significant Y2K issues. However, the Company and its data processing provider will continue to test the system for Y2K compliance throughout the remainder of 1998 and 1999.

The Company has also reviewed its non-information technology equipment (vaults, alarms, elevators, etc.) and have believe that the Y2K will not have a material adverse impact on these items.

The Company has developed a written Y2K Testing Strategy and plans to test all internal mission critical systems by December 31, 1998, with testing for systems supplied by third party providers to be completed by March 31, 1999.

The Company has also developed a Business Resumption Contingency Plan in the event that one or more systems fail on or following January 1, 2000. As a part of this plan, the Company has compiled a list of worst case Y2K scenarios along with the potential effects these failures could have on the Company's business operations, and a general statement of the controls to minimize, eliminate or respond to each disruption. These potential situations range from the failure of the core-processing provider to the failure of the Company's electrical and telephone supply. At this time, Management does not believe that the likelihood of these failures is significant. However, management will begin to develop specific plans and procedures that would be needed to implement any steps which may be necessary to continue business operations if such events occur. The Company has not estimated its potential costs associated with such matters.

Management is currently reviewing significant commercial loan relationships to determine how much Y2K risk may exist in its customer base.


Other than costs identified above, the Company does not expect further Y2K project costs to be material. Based on the review of computer and other components, management does not believe the cost of remediation will be material of the Company's financial statements, although there can be no assurances in this regard.

The preceding discussion of the Year 2000 issue includes forward-looking statements reflecting management's current assessments and estimates and which involve risks and uncertainties. Various factors could cause actual results to differ materially from those expected by such assessments and forward-looking statements. Factors that might affect the timely and satisfactory completion of the Year 2000 project include, but are not limited to, representations of third party providers and timely correction of hardware or software problems, the readiness of key utilities, suppliers and customers, and similar uncertainties. The Company's Y2K project is an ongoing process involving continual evaluation. Unanticipated problems could emerge and alternative solutions may be devised that may be more costly than anticipated or more difficult to solve.

ITEM 2.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                            PART II-OTHER INFORMATION

Item 5.           Other information

On September 25, 1998 the Company announced that it had executed a definitive letter of intent to acquire three bank branches from Community First Bank of Carrolton, Georgia. The three branches are located in Wal-Mart Superstores in Newnan, Fayetteville, and Stockbridge, Georgia and have a combined deposit base of approximately $25 million. The transaction is subject to regulatory approval and is expected to be consummated as of December 31, 1998.

Item 6.            Exhibits and reports on Form 8-K


(a)   Exhibits,

        27.  Financial Data Schedule.

(b)   Reports on Form 8-K.

A Form 8-K was filed on July 2, 1998 stating that effective December 31, 1998, the Company was converting its fiscal year end from March 31 to December 31.

                                   SIGNATURES

In accordance with the requirements of the EXCHANGE ACT, the registrant has caused this report to be signed on its behalf by the undersigned, therefore duty authorized.





                                               FIRST CITIZENS CORPORATION
                                                       (Registrant)
                                               ----------------------------




Date:  November 13, 1998                               /S/TOM MOAT
                                                     ----------------------

                                                    Tom Moat
                                                    Chief Executive Officer



Date:  November 13, 1998                              /S/ DOUGLAS J. HERTHA
                                                    -----------------------

                                                    Douglas J Hertha
                                                    Vice President
                                                    Chief Financial and
                                                    Accounting Officer