Form 10-Q
period 1998-12-31
FIRST CITIZENS CORP /GA/
filed 1999-02-16
CIK 1013239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark One)
    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    _   EXCHANGE ACT OF 1934

            For the quarterly period ended   December 31, 1998
                                             -----------------
        OR

    _  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-04304

                           FIRST CITIZENS CORPORATION
                   -----------------------------------------
             (Exact name of registrant as specified in its charter)

Georgia                                     58 - 2232785
-------                                 --------------------
(State or other jurisdiction of         (I.R.S. Employment
Incorporation or organization)          Identification Number)

19 Jefferson Street
Newnan, Georgia                                            30263
------------------                                        --------
(Address of principal                                    (Zip Code)
 executive office)

Registrant's telephone number, including area code:  (770) 253-5017
                                                     ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes    X   No  ___

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of February 1, 1999:   2,816,506

Transitional Small Business Disclosure Format (check one)   Yes _____  No __X__

                                     INDEX

                                                                              Page
Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

                      Condensed Consolidated Balance Sheets
                          as of December 31, 1998 and March 31, 1998.......    3
                      Condensed Consolidated Statements of Income and
                          Comprehensive Income for the Three Months Ended
                          December 31, 1998 and 1997 and Nine Months Ended
                          December 31, 1998 and 1997.......................    4

                        Condensed Consolidated Statements of Cash Flows
                          for the Nine Months Ended December 31, 1998
                          and 1997.........................................  6 - 7

                        Notes to Condensed Consolidated Financial
                          Statements.......................................  8 - 11

Item 2. Management's Discussion and Analysis of Results of
                Operations and Financial Condition........................  12 - 18

Item 3. Quantitative and Qualitative Disclosures about Market Risk........     19


Part II  Other Information

Item 6. Exhibits and Reports on Form 8-K..................................     20

Signatures................................................................     21


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  FIRST CITIZENS CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets
                      December 31, 1998 and March 31, 1998
                                  (Unaudited)

                                                           December 31                March 31
                                                          -------------              ----------
                   ASSETS
Cash and due from banks                                  $  41,668,397                   $  13,057,128
Interest-bearing deposits in banks                           8,103,922                      18,603,707
Federal funds sold                                          12,441,058                      13,840,000
Securities available-for-sale                               37,733,942                      36,380,214
Securities held-to-maturity at amortized cost,
   fair value of $688,801 and $1,881,250, respectively         681,559                       1,879,748
Loans held for sale                                         11,320,000                       7,473,800
Loans receivable, net                                      287,144,827                     256,310,581
Real estate held for development and sale                    2,320,521                       2,320,521
Premises and equipment                                       8,726,921                       7,371,409
Goodwill and other intangibles                               6,796,110                       7,009,308
Other assets                                                 3,212,490                       3,565,672
                                                        --------------                  --------------
          Total assets                                  $  420,149,747                   $ 367,812,088
                                                        ==============                  ==============
      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposit accounts                                        $  364,497,721                   $ 318,382,055
Other borrowings                                            12,338,204                       9,602,365
Accrued expenses and other liabilities                       3,137,707                       3,067,797
                                                        --------------                  --------------
          Total liabilities                                379,973,632                     331,052,217
                                                        --------------                  --------------
Stockholders' equity
   Preferred stock, no par value, 8,000,000 shares
      authorized; none issued                                        -                               -
   Common stock, $1 par value, 8,000,000 shares
      authorized, 2,811,556                                          -                               -
      and 2,835,897 issued, respectively                     2,811,556                       2,835,897
   Additional paid-in capital                               12,639,401                      12,914,173
   Retained earnings                                        24,508,589                      21,287,420
   Accumulated other comprehensive income                      216,569                         155,502
                                                        --------------                  --------------
                                                            40,176,115                      37,192,992
   Less cost of 41,028 shares of treasury stock                      -                        (433,121)
                                                        --------------                  --------------
          Total stockholders' equity                        40,176,115                      36,759,871
                                                        --------------                  --------------
          Total liabilities and stockholders' equity    $  420,149,747                  $  367,812,088
                                                        ==============                  ==============

The accompanying notes are an integral part of these financial statements.

                  FIRST CITIZENS CORPORATION AND SUBSIDIARIES

           Consolidated Statements of Income and Comprehensive Income
           For the Three Months Ended December 31, 1998 and 1997 and
                  Nine Months Ended December 31, 1998 and 1997
                                  (Unaudited)

                                                     Three Months Ended                  Nine Months Ended
                                                         December 31                          December 31
                                               -------------------------------        ----------------------------
                                                  1998               1997                 1998             1997
                                               ------------       ------------        -------------   ------------
Interest income
    Loans                                   $   7,066,253        $   6,444,005       $   20,753,317   $  18,507,456
    Taxable securities                            503,297              534,057            1,539,326       1,568,851
    Federal funds sold                            179,993              113,186              538,458         380,574
    Deposits in banks                             300,115               74,689            1,027,082         127,758
                                            --------------      ---------------      ---------------  --------------
       Total interest income                    8,049,658            7,165,937           23,858,183      20,584,639
                                            --------------      ---------------      ---------------  --------------
Interest expense
    Deposits                                    3,518,333            3,082,454           10,686,003       8,533,241
    Other borrowings                              136,542              268,969              445,220         906,049
                                            --------------      ---------------      ---------------  --------------
      Total interest expense                    3,654,875            3,351,423           11,131,223       9,439,290
                                            --------------      ---------------      ---------------  --------------

     Net interest income                        4,394,783            3,814,514           12,726,960      11,145,349
Provision for loan losses                         105,000               80,000              245,000         190,000
                                            --------------      ---------------      ---------------  --------------
      Net interest income after
       provision for loan losses                4,289,783            3,734,514           12,481,960      10,955,349
                                            --------------      ---------------      ---------------  --------------
Other income
    Loan servicing and other loan fees             61,784               86,053              194,987         280,320
    Deposit and other service charges             463,384              414,547            1,268,522       1,176,950
    Gain on sale of securities                     58,518                2,430              281,569           1,308
    Gain on sale of loans                         300,752              216,780              808,881         741,816
    Gain on sale of real estate held for
       development and sale                             -               99,518                    -       3,476,944
    Other operating income                         93,451              118,814              292,160         310,010
                                            --------------      ---------------      ---------------  --------------
                                                  977,889              938,142            2,846,119       5,987,348
                                            --------------      ---------------      ---------------  --------------
Other expenses
    Salaries and employee benefits              1,569,692            1,341,963            4,669,458       4,144,704
    Occupancy and equipment expenses              387,524              359,292            1,203,895       1,126,876
    Data processing costs                         375,130              143,693            1,003,282         411,315
    Goodwill amortization                          98,980              109,196              296,941         330,121
    Other operating expenses                      794,250              727,862            2,290,950       1,916,691
                                            --------------      ---------------      ---------------  --------------
                                                3,225,576            2,682,006            9,464,526       7,929,707
                                            --------------      ---------------      ---------------  --------------
      Income before income taxes                2,042,096            1,990,650            5,863,553       9,012,990

Income tax expense                                672,326              629,950            1,885,029       3,115,159
                                            --------------      ---------------      ---------------  --------------
      Net income                                1,369,770            1,360,700            3,978,524       5,897,831
                                            --------------      ---------------      ---------------  --------------

                  FIRST CITIZENS CORPORATION AND SUBSIDIARIES

           Consolidated Statements of Income and Comprehensive Income
           For the Three Months Ended December 31, 1998 and 1997 and
                  Nine Months Ended December 31, 1998 and 1997
                                  (Unaudited)

                                                    Three Months Ended                     Nine Months Ended
                                                       December 31                            December 31
                                                --------------------------          -----------------------------
                                                  1998              1997                1998              1997
                                                ----------      ----------          -----------        -----------
Other comprehensive income:
    Unrealized gains on securities
      available-for-sale arising during
      period, net of tax                          75,071          57,335              238,979            133,778
    Less: reclassification adjustment
      for gains included in net
      income, net of tax                         (30,446)         (1,604)            (177,660)              (863)
                                            --------------   ------------        ------------         -----------
Total other comprehensive income                  44,625          55,731                61,319            132,915
                                            --------------   ------------        ------------         -----------
              Comprehensive income          $  1,414,395    $  1,416,431         $   4,039,843       $  6,030,746
                                            ==============  ============         =============       ============
Basic earnings per common share             $       0.49    $       0.49         $        1.42       $       2.15
                                            ==============  ============         =============       ============
Diluted earnings per common share           $       0.45    $       0.45         $        1.31       $       1.97
                                            ==============  ============         =============       ============
Cash dividends per
   share of common stock                    $       0.10    $       0.08         $        0.27       $       0.23
                                            ==============  ============         =============       ============


The accompanying notes are an integral part of these financial statements.

                  FIRST CITIZENS CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended December 31, 1998 and 1997
                                  (Unaudited)

                                                                              1998                1997
                                                                            --------            -------
Operating Activities
Net income                                                             $   3,978,523        $   5,897,831
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Provision for loan losses                                                 245,000              190,000
   Depreciation and amortization                                             830,293              451,042
   Gain on sale of securities available-for-sale                            (281,569)              (1,308)
   Net increase in loans held for sale                                    (3,846,200)          (2,112,329)
   Gain on sale of real estate held for development and sale                       -           (3,476,944)
   Other operating activities                                                423,092           (1,499,756)
                                                                      ---------------       --------------
          Net cash provided by (used in) operating activities              1,349,139             (551,464)
                                                                      ---------------       --------------
Investing Activities
Proceeds from maturities of securities available-for-sale                 15,200,000            7,615,719
Proceeds from maturities of securities held to maturity                    1,198,189            3,626,341
Purchases of securities available-for-sale                               (26,095,873)         (15,269,486)
Proceeds from sales of securities available-for-sale                       9,884,781            7,715,226
Net (increase) decrease in interest-bearing deposits in banks             10,499,785           (7,283,666)
Net decrease (increase) in Federal funds sold                              1,398,942           (7,410,000)
Net increase in loans                                                    (31,079,246)         (17,012,352)
Proceeds from sales of real estate held for development and sale                   -            4,437,950
Proceeds from sale of other real estate owned                                      -              383,926
Purchase of premises and equipment                                        (1,972,607)            (263,349)
                                                                      ---------------       --------------
          Net cash used in investing activities                       $  (20,966,029)       $ (23,459,691)
                                                                      ---------------       --------------

                  FIRST CITIZENS CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
              For the Nine Months Ended December 31, 1998 and 1997
                                  (Unaudited)


                                                                                1998                     1997
                                                                           ------------              -----------
Financing Activities
Net increase in deposit accounts                                         $  46,115,666              $ 34,148,627
Net increase (decrease) in other borrowings                                  2,735,839               (12,589,131)
Purchase of treasury stock                                                           -                  (126,684)
Dividends paid                                                                (757,354)                 (623,483)
Proceeds from stock options exercised                                          134,008                   453,199
                                                                         --------------            --------------
   Net cash provided by financing activities                                48,228,159                21,262,528
                                                                         --------------            --------------
   Net increase (decrease) in cash and due from banks                       28,611,269                (2,748,627)
Cash and due from banks at beginning of period                              13,057,128                13,866,250
                                                                         --------------            --------------
Cash and due from banks at end of period                                 $  41,668,397              $ 11,117,623
                                                                         ==============            ==============

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

       The results of operations for the three and nine month periods ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE 2. CURRENT ACCOUNTING DEVELOPMENTS

        In 1998, the Company adopted Statement of Financial Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financi statements. The Company has elected to report comprehensive income in the statements of income for the interim periods. SFAS No. 130 describes comprehensive income as the total of all components of comprehensive income including net income. This statement uses other comprehensive income to refer to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, the Company's other comprehensive income consists of items previously reported directly in equity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As required by SFAS No. 130, the financial statements for the prior periods have been reclassified to reflect application of the provisions of this statement. The adoption of this statement did not affect the Company's financial position, results of operations or cash flows.

                  FIRST CITIZENS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 2. CURRENT ACCOUNTING DEVELOPMENTS (Continued)

        In June 1998, Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". This statement is required to be adopted for fiscal years beginning after June15, 1999. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2000. SFAS No. 133 requires the Compan to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately.

        Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

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

                  FIRST CITIZENS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 3. EARNINGS PER COMMON SHARE

        The following is a reconciliation of net income and weighted-average shares outstanding used in determining basic and diluted earnings per common share (EPS):

                                                  Three Months Ended December 31, 1998
                                       -----------------------------------------------------
                                             Net         Weighted-Average        Per share
                                           Income            Shares               Amount
                                       -------------      ----------------     -------------
        Basic EPS                      $  1,369,770            2,808,143       $       0.49
                                                                               =============
        Effect of Dilutive Securities
           Stock options                          -              223,848
                                       -------------      --------------
        Diluted EPS                    $  1,369,770            3,031,991       $       0.45
                                       =============      ==============       =============


                                                  Three Months Ended December 31, 1997
                                       -----------------------------------------------------
                                             Net         Weighted-Average        Per share
                                           Income            Shares               Amount
                                       -------------      ----------------     -------------

        Basic EPS                     $  1,360,700            2,754,840        $       0.49
                                                                               =============
        Effect of Dilutive Securities
           Stock options                         -              260,062
                                      -------------      --------------
        Diluted EPS                   $  1,360,700            3,014,902        $       0.45
                                      =============      ==============        =============


                  FIRST CITIZENS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 3. EARNINGS PER COMMON SHARE (Continued)

                                                 Nine Months Ended December 31, 1998
                                       -----------------------------------------------------
                                             Net         Weighted-Average        Per share
                                           Income            Shares               Amount
                                       -------------      ----------------     -------------
Basic EPS                            $    3,978,524              2,800,425     $       1.42
                                                                               ============
Effect of Dilutive Securities
   Stock options                                  -                228,966
                                     --------------       ----------------
Diluted EPS                          $    3,978,524              3,029,391     $       1.31
                                     ==============       ================     ============


                                                Nine Months Ended December 31, 1997
                                       -----------------------------------------------------
                                             Net         Weighted-Average        Per share
                                           Income            Shares               Amount
                                       -------------      ----------------     -------------

Basic EPS                              $  5,897,831              2,748,881     $       2.15
                                                                               =============
Effect of Dilutive Securities
  Stock options                                   -                247,048
                                       ------------        ----------------
 Diluted EPS                           $  5,897,831              2,995,929     $       1.97
                                      ==============       ================    ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

The following appears in accordance with the Securities Litigation Reform Act. These financial statements and financial review include forward looking statements that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward looking statements. Those factors include fluctuations in interest rates, inflation, government regulations, economic conditions, Year 2000 issues, and competition in the geographic business areas in which the Company conducts its operations.

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

FINANCIAL CONDITION

Total assets increased during the fourth calendar quarter of 1998 from $385.6 million to $420.1 million, or 8.9% for the quarter. The increase in total assets for the three months ended December 31, 1998 is almost double the 4.5% growth for the same period in 1997. The growth in both years was funded by increases in total deposits of $29.9 million and $25.1 million, respectively. The increase in total assets for the quarter ended December 31, 1998 consisted primarily of a net increase of $8.6 million in cash and due from banks, Federal funds sold, and interest-bearing deposits; an increase of $26.7 million in net loans; and an increase of $1.9 million in securities.

Total assets increased for the nine month period ended December 31, 1998 by $52.3 million or 14.2%. The increase for the same period in 1997 was $25.9 million or 7.9%. The significant increase in assets for the quarter and nine months ended December 31, 1998 as compared to 1997 is attributable to the acquisition of three Wal-Mart Super Store branches, with deposits of approximately $28.9 million. There were no loans acquired in the acquisition. The acquisition was consummated on December 31, 1998, which explains the significant increase in cash and due from banks as of December 31, 1998. These locations are generally deposit generating branches. The proceeds from the acquisition will be used to fund future loan growth and reduce other borrowings.

The loan to deposit ratio at December 31, 1998 was 83% compared to 88% at December 31, 1997. The decrease in the loan to deposit ratio is due primarily to the acquisition of deposits as of December 31, 1998. The loan to deposit ratio prior to the acquisition of the three branches was 90%.

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

At December 31, 1998, all Bank subsidiaries exceeded their minimum target liquidity ratio. At December 31, 1998, the Company had cash and due from banks of $41.7 million, interest bearing deposits in banks of $8.1 million, and Federal funds sold of $12.4 million. Additionally, the Company has $37.7 million in securities available for sale which could be sold to meet any liquidity needs. Two of the Bank subsidiaries are members of the Federal Home Loan Bank of Atlanta and are able to obtain advances if needed. At December 31, 1998, the Banks had, in addition to amounts already borrowed, a combined credit availability of approximately $50 million.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require the Company and Banks to maintain minimum capital levels in relation to assets. At December 31, 1998, the Company's capital ratios were considered adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company at December 31, 1998 are as follows:

                                                                  Regulatory
                                                  Actual          Requirement

                Leverage Capital Ratio            10.80%             4.00%
                Risk-Based Capital Ratios
                        Core Capital               8.68%             4.00%
                        Total Capital             12.05%             8.00%

Management is not aware of any other current recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

Net Interest Income. Net interest income increased by $580,000 for the quarter ended December 31, 1998 compared to the same period in 1997, or by 15.2%. The increase in 1997 as compared to the quarter ended December 31, 1996 was $1,087,000. The increase in 1997 was due to the acquisition of the banking subsidiaries that occurred during the fiscal year ended March 31, 1997. Those acquisitions were accounted for as purchases, therefore, the results of operations prior to the date of acquisition were not included in the results of operations of the Company for the nine months ended December 31, 1996, and only one of the acquisitions was included in the results of operations for the quarter ended December 31, 1998. The increase in net interest income for the quarter ended December 31, 1998 is attributable to an increase in earning assets of $36.4 million compared to December 31, 1997. During this same period, total deposits increased by $60.5 million. As mentioned earlier, approximately $28.8 million of the deposit growth occurred on December 31, 1998. The overall result of an increase in net interest income is based on the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities. The net interest margin increased to 4.91% at December 31, 1998 as compared to 4.76% at

December 31, 1997.

Net interest income increased by $1,582,000 for the nine months ended December 31, 1998 as compared to the same period in 1997. The increase in net interest income for the nine month period is consistent with the increase for the three month period. The increase in deposits related to the acquisition of deposits is not included in the increase in earning assets of $36.3 million. The majority of the increase in earning assets, or $34.0 million, consisted of loan growth which earns a greater spread than any other earning asset.

Provision for Loan Losses. The provision for loan losses is based on management's evaluation of the economic environment, the history of charged off loans, recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. Management reviews the allowance for loan loss on a quarterly basis and makes provisions as necessary. A provision of $105,000 was made for the three month period ending December 31, 1998 based upon this evaluation. The allowance for loan loss as a percentage of total loans was 1.27% at December 31, 1998 compared to 1.44% at March 31, 1998. Nonperforming loans as a percentage of total loans was .81% at December 31, 1998 compared to 1.08% at March 31, 1998. Management believes the allowance for loan loss at December 31, 1998 is adequate to meet any future losses in the loan portfolio.

At December 31, 1998 and March 31, 1998, nonaccrual, past due, and restructured loans were as follows:

                                                    December 31,    March 31,
                                                       1998            1998
                                                    -----------    ----------
                                                      (Dollars in thousands)

        Total nonaccruing loans                     $   2,455     $   2,886
        Loans contractually past due ninety days
          or more as to interest or principal
          payments and still accruing                      38           303
        Restructured loans                                100           894

The slight decrease in nonaccrual loans from March 31, 1998 to December 31, 1998 is a combination of improvement in various loans and the charge-off of other loans previously classified as nonaccrual loans. The decrease was not attributable to any one group or individually significant loans. Net charge-offs for the nine months ended December 31, 1998 increased by $253,000 as compared to the same period in 1997.

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

Information regarding certain loans and allowance for loan loss data through December 31, 1998 and 1997 is as follows:

                                                                                    Nine Months Ended
                                                                                       December 31,
                                                                               --------------------------
                                                                                  1998             1997
                                                                             -----------       -----------
                                                                                 (Dollars in thousands)
Average amount of loans outstanding                                          $   283,019       $   262,940
                                                                             ============      ============
Balance of allowance for loan losses at beginning of period                  $     3,852       $     3,739
Loans charged off
   Commercial and financial                                                          192               124
   Construction                                                                        9                 -
   Real estate                                                                       126                27
   Consumer                                                                          126                56
                                                                              -----------       -----------
                                                                                     453               207
                                                                              -----------       -----------
Loans recovered
   Commercial and financial                                                          167                63
   Construction                                                                        6                 1
   Real estate                                                                         4               120
   Consumer                                                                           10                10
                                                                               -----------       -----------
                                                                                     187               194
                                                                               -----------       -----------
Net charge-offs                                                                     (266)              (13)
                                                                               -----------       -----------
Additions to allowance charged to operating expense during period                    245               190
                                                                               -----------       -----------
Balance of allowance for loan losses at end of period                              3,831             3,916
                                                                               ===========       ===========
Ratio of net loans charged-off during the
   period to average loans outstanding                                              .09%               .00%
                                                                               ===========       ===========

Other Income. Other income increased by $40,000 for the quarter ended December 31, 1998 compared to a decrease of $397,000 for the same period in 1997.
The single most significant difference in 1997 was the gain on sale of real estate held for development and sale of $100,000 for the quarter ended December 31, 1997 compared to $428,000 for the quarter ended December 31, 1996. For the quarter ended December 31, 1998, the Company did not have any gains on sale of real estate; however, gains on sale of securities increased $56,000, gains on sales of loans increased $84,000, and service charge income increased $49,000 as compared to 1997. Other income for the nine months ended December 31, 1998 decreased by $3.1 million as compared to 1997. The significant difference is the gains on sale of real estate held for development and sale in 1997 of $3.5 million. Significant increases for the nine month period included an increase of $280,000 in gains on sale of securities, an increase of $92,000 in service charge income, and an increase of $67,000 from gain on sale of loans. During the nine months ended December 31, 1998, the Company began restructuring its securities in anticipation of funding loan growth and future liquidity needs. The gain on sale of real estate held for development and sale in 1997 represented the sale of approximately 400 acres of an agreement to sale 1,400 acres over an eight year period.

Other Expenses. Other expenses increased by $544,000, or 20.3% for the three months ended December 31, 1998 as compared to the same period in 1997. The increase in 1997 as compared to the same period in 1996 was $629,000. The significant increase between 1997 and 1996 is once again due to the expenses related to the two banks acquired after June 30, 1996 not included in 1996 operations. The two most significant increases in 1998 were increases of $228,000 in salaries and employee benefits and an increase of $231,000 in data processing costs. The increase in salaries and employee benefits represents normal increases in salaries and costs incurred in adding additional banking staff. The significant increase in data processing costs is related to the conversion of all three banking subsidiaries' core data processing systems which was completed during the nine month period. Included in this increase is a one-time termination fee of $144,000 related to one bank subsidiary.

Other expenses increased for the nine month period ended December 31, 1998 by $1,535,000 as compared to the same period in 1997. The comparable increase in 1997 as compared to 1996 was an increase of $2,372,000. The increase in 1997 again is primarily attributable to the acquisition and inclusion of the two bank acquisitions consummated in the fiscal year ended March 31, 1997. The increases for the nine month period are consistent with the three month period ended December 31, 1998. For the nine month period, salaries and employee benefits increased $525,000 or 12.7%, and data processing costs increased $592,000. Other increases in other expenses represent normal increases and increases due to volume of deposit and loan accounts.

Net Income. Net income increased by $9,000 for the three months ended December31, 1998 as compared to the same period in 1997. The effective tax rate for the three months ended December 31, 1998 and 1997 was 33% and 32%, respectively. Net income for the nine months ended December 31, 1998 decreased by $1,919,000 as compared to 1997. Excluding the gain on sale of real estate held for development and sale, the Company's net income increased $1,558,000. The Company does not anticipate significant gains from sale of real estate for the year ending March 31, 1999. The effective tax rate for the nine month periods ended December 31, 1998 and 1997 was 32% and 35%, respectively. The difference in effective tax rates is directly related to the gains on sale of real estate.

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

In the second quarter of 1998, the Company completed its core data processing conversion. The conversion was part of management's plans for consolidating the operations of its three banking subsidiaries, not because of Y2K concerns. This conversion included the replacement of substantially all of the Company's computer workstations with equipment that is certified to be Y2K compliant. The cost of this equipment totaled approximately $1 million. In addition, one of the banking subsidiaries was required to pay a fee of $144,000 to terminate its contract with its former data processing provider.

A provision in the Company's contract with its new provider of the Company's core data processing services stipulated that the provider would be Y2K compliant. During the quarter ended December 31, 1998, testing on the system was done by proxy. The testing included tests of the deposit, loan, and general ledger applications, as well as the item processing and security modules of the system. The Company's Y2K project committee reviewed the testing results, noting no Y2K related failures. The sensitive date testing, connectivity testing, and contingency plan for the Company's data processing provider were completed in January 1999. The project committee is presently reviewing the results of these testing procedures. The Company and its data processing provider will continue to test the system for Y2K compliance throughout the remainder of 1998 and 1999.

The Company has also reviewed its non-information technology equipment (vaults, alarms, elevators, etc.) and believe that the Y2K will not have a material adverse impact on these items.

The Company has developed a written Y2K Testing Strategy and plans to test all internal mission critical systems by December 31, 1998, with testing for systems supplied by third party providers to be completed by March 31, 1999.

The Company has also developed a Business Resumption Contingency Plan in the event that one or more systems fail on or following January 1, 2000. As a part of this plan, the Company has compiled a list of worst case Y2K scenarios along with the potential effects these failures could have on the Company's business operations, and a general statement of the controls to minimize, eliminate, or respond to each disruption. These potential situations range from the failure of the core-processing provider to the failure of the Company's electrical and telephone supply. At this time, management does not believe that the likelihood of these failures is significant. As a part of its Business Resumption Contingency Plan, management developed specific plans and procedures that would be needed to implement any steps which may be necessary to continue business operations if such events occur. The Company has not estimated its potential costs associated with such matters.

Management is currently reviewing significant commercial loan relationships to determine how much Y2K risk may exist in its customer base.

Other than costs identified above, the Company does not expect further Y2K project costs to be material. Based on the review of computer and other components, management does not believe the cost of remediation will be material on the Company's financial statements, although there can be no assurances in this regard.

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

                          PART II - Other Information



Item 5. Other Information.

        On January 26, 1999, First Citizens Corporation entered into an Agreement and Plan of Reorganization (the "Agreement") with BB&T Corporation ("BB&T"). Pursuant to the Agreement, the Company will merge with BB&T in a stock-for-stock exchange (the "Merger"). Under the terms of the Agreement, BB&T will exchange 1.0789 shares of its common stock for each share of the Company's common stock, subject to possible adjustment.

        The Merger is subject to approval of Company stockholders, federal and state bank regulatory authorities, and other customary closing conditions.


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




                                          FIRST CITIZENS CORPORATION
                                          ___________________________
                                               (Registrant)


Date: _________________                    /s/ Tom Moat
                                          ---------------------------
                                          Tom Moat
                                          Chief Executive Officer




Date:_________________                     /s/ Douglas J. Hertha
                                          ---------------------------
                                          Douglas J. Hertha
                                          Vice President
                                          Chief Financial and Accounting Officer