Form 10-Q/A
period 1998-12-31
FIRST CITIZENS CORP /GA/
filed 1999-06-01
CIK 1013239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q/A

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


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  FIRST CITIZENS CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets
                      December 31, 1998 and March 31, 1998
                                  (Unaudited)

                                                           December 31                March 31
                                                          -------------              ----------
                   ASSETS
Cash and due from banks                                  $  41,668,397                   $  13,057,128
Interest-bearing deposits in banks                           8,103,922                      18,603,707
Federal funds sold                                          12,441,058                      13,840,000
Securities available-for-sale                               37,733,942                      36,380,214
Securities held-to-maturity at amortized cost,
   fair value of $688,801 and $1,881,250, respectively         681,559                       1,879,748
Loans held for sale                                         11,320,000                       7,473,800
Loans receivable, net                                      285,775,827                     256,310,581
Real estate held for development and sale                    2,320,521                       2,320,521
Premises and equipment                                       8,364,842                       7,371,409
Goodwill and other intangibles                               6,729,693                       7,009,308
Other assets                                                 2,909,490                       3,565,672
                                                        --------------                  --------------
          Total assets                                  $  418,049,251                   $ 367,812,088
                                                        ==============                  ==============
      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposit accounts                                        $  364,497,721                   $ 318,382,055
Other borrowings                                            12,338,204                       9,602,365
Accrued expenses and other liabilities                       2,910,639                       3,067,797
                                                        --------------                  --------------
          Total liabilities                                379,746,564                     331,052,217
                                                        --------------                  --------------
Stockholders' equity
   Preferred stock, no par value, 8,000,000 shares
      authorized; none issued                                        -                               -
   Common stock, $1 par value, 8,000,000 shares
      authorized, 2,811,556                                          -                               -
      and 2,835,897 issued, respectively                     2,811,556                       2,835,897
   Additional paid-in capital                               12,639,401                      12,914,173
   Retained earnings                                        22,635,161                      21,287,420
   Accumulated other comprehensive income                      216,569                         155,502
                                                        --------------                  --------------
                                                            38,302,687                      37,192,992
   Less cost of 41,028 shares of treasury stock                      -                        (433,121)
                                                        --------------                  --------------
          Total stockholders' equity                        38,302,687                      36,759,871
                                                        --------------                  --------------
          Total liabilities and stockholders' equity    $  418,049,251                  $  367,812,088
                                                        ==============                  ==============

The accompanying notes are an integral part of these financial statements.

                  FIRST CITIZENS CORPORATION AND SUBSIDIARIES

    Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
           For the Three Months Ended December 31, 1998 and 1997 and
                  Nine Months Ended December 31, 1998 and 1997
                                  (Unaudited)

                                                     Three Months Ended                  Nine Months Ended
                                                         December 31                          December 31
                                               -------------------------------        ----------------------------
                                                  1998               1997                 1998             1997
                                               ------------       ------------        -------------   ------------
Interest income
    Loans                                   $   7,066,253        $   6,444,005       $   20,753,317   $  18,507,456
    Taxable securities                            503,297              534,057            1,539,326       1,568,851
    Federal funds sold                            179,993              113,186              538,458         380,574
    Deposits in banks                             300,115               74,689            1,027,082         127,758
                                            --------------      ---------------      ---------------  --------------
       Total interest income                    8,049,658            7,165,937           23,858,183      20,584,639
                                            --------------      ---------------      ---------------  --------------
Interest expense
    Deposits                                    3,518,333            3,082,454           10,686,003       8,533,241
    Other borrowings                              136,542              268,969              445,220         906,049
                                            --------------      ---------------      ---------------  --------------
      Total interest expense                    3,654,875            3,351,423           11,131,223       9,439,290
                                            --------------      ---------------      ---------------  --------------

     Net interest income                        4,394,783            3,814,514           12,726,960      11,145,349
Provision for loan losses                       1,474,000               80,000            1,614,000         190,000
                                            --------------      ---------------      ---------------  --------------
      Net interest income after
       provision for loan losses                2,920,783            3,734,514           11,112,960      10,955,349
                                            --------------      ---------------      ---------------  --------------
Other income
    Loan servicing and other loan fees             61,784               86,053              194,987         280,320
    Deposit and other service charges             434,384              414,547            1,239,522       1,176,950
    Gain on sale of securities                     58,518                2,430              281,569           1,308
    Gain on sale of loans                         300,752              216,780              808,881         741,816
    Gain on sale of real estate held for
       development and sale                             -               99,518                    -       3,476,944
    Other operating income                         93,451              118,814              292,160         310,010
                                            --------------      ---------------      ---------------  --------------
                                                  948,889              938,142            2,817,119       5,987,348
                                            --------------      ---------------      ---------------  --------------
Other expenses
    Salaries and employee benefits              1,623,392            1,341,963            4,723,158       4,144,704
    Occupancy and equipment expenses              786,488              359,292            1,602,859       1,126,876
    Data processing costs                         452,921              143,693            1,081,073         411,315
    Goodwill amortization                         165,397              109,196              363,358         330,121
    Other operating expenses                    1,705,750              727,862            3,202,450       1,916,691
                                            --------------      ---------------      ---------------  --------------
                                                4,733,948            2,682,006           10,972,898       7,929,707
                                            --------------      ---------------      ---------------  --------------
      Income (loss) before income taxes          (864,276)           1,990,650            2,957,181       9,012,990

Income tax expense (benefit)                     (360,618)             629,950              852,085       3,115,159
                                            --------------      ---------------      ---------------  --------------
      Net income (loss)                          (503,658)           1,360,700            2,105,096       5,897,831
                                            --------------      ---------------      ---------------  --------------

                  FIRST CITIZENS CORPORATION AND SUBSIDIARIES

           Consolidated Statements of Income and Comprehensive Income
           For the Three Months Ended December 31, 1998 and 1997 and
                  Nine Months Ended December 31, 1998 and 1997
                                  (Unaudited)

                                                    Three Months Ended                     Nine Months Ended
                                                       December 31                            December 31
                                                --------------------------          -----------------------------
                                                  1998              1997                1998              1997
                                                ----------      ----------          -----------        -----------
Other comprehensive income:
    Unrealized gains on securities
      available-for-sale arising during
      period, net of tax                          75,071          57,335              238,979            133,778
    Less: reclassification adjustment
      for gains included in net
      income, net of tax                         (30,446)         (1,604)            (177,660)              (863)
                                            --------------   ------------        ------------         -----------
Total other comprehensive income                  44,625          55,731                61,319            132,915
                                            --------------   ------------        ------------         -----------
              Comprehensive income (loss)   $   (459,033)   $  1,416,431         $   2,166,415       $  6,030,746
                                            ==============  ============         =============       ============
Basic earnings (loss) per common share      $      (0.18)    $       0.49         $        0.75       $       2.15
                                            ==============  ============         =============       ============
Diluted earnings per common share           $      (0.17)    $       0.45         $        0.69       $       1.97
                                            ==============  ============         =============       ============
Cash dividends per
   share of common stock                    $       0.10    $       0.08         $        0.27       $       0.23
                                            ==============  ============         =============       ============


The accompanying notes are an integral part of these financial statements.

                  FIRST CITIZENS CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended December 31, 1998 and 1997
                                  (Unaudited)

                                                                              1998                1997
                                                                            --------            -------
Operating Activities
Net income                                                             $   2,105,096        $   5,897,831
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Provision for loan losses                                               1,614,000              190,000
   Depreciation and amortization                                           1,091,828              451,042
   Gain on sale of securities available-for-sale                            (281,569)              (1,308)
   Net increase in loans held for sale                                    (3,846,200)          (2,112,329)
   Gain on sale of real estate held for development and sale                       -           (3,476,944)
   Other operating activities                                                665,984           (1,499,756)
                                                                      ---------------       --------------
          Net cash provided by (used in) operating activities              1,349,139             (551,464)
                                                                      ---------------       --------------
Investing Activities
Proceeds from maturities of securities available-for-sale                 15,200,000            7,615,719
Proceeds from maturities of securities held to maturity                    1,198,189            3,626,341
Purchases of securities available-for-sale                               (26,095,873)         (15,269,486)
Proceeds from sales of securities available-for-sale                       9,884,781            7,715,226
Net (increase) decrease in interest-bearing deposits in banks             10,499,785           (7,283,666)
Net decrease (increase) in Federal funds sold                              1,398,942           (7,410,000)
Net increase in loans                                                    (31,079,246)         (17,012,352)
Proceeds from sales of real estate held for development and sale                   -            4,437,950
Proceeds from sale of other real estate owned                                      -              383,926
Purchase of premises and equipment                                        (1,972,607)            (263,349)
                                                                      ---------------       --------------
          Net cash used in investing activities                       $  (20,966,029)       $ (23,459,691)
                                                                      ---------------       --------------

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

                  FIRST CITIZENS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 3. EARNINGS PER COMMON SHARE

        The following is a reconciliation of net income (loss) and weighted-average shares outstanding used in determining basic and diluted earnings (loss) per common share (EPS):

                                                  Three Months Ended December 31, 1998
                                       -----------------------------------------------------
                                             Net         Weighted-Average        Per share
                                           Income            Shares               Amount
                                       -------------      ----------------     -------------
        Basic EPS                      $   (503,658)            2,808,143       $     (0.18)
                                                                               =============
        Effect of Dilutive Securities
           Stock options                          -               223,848
                                       -------------       --------------
        Diluted EPS                    $   (503,658)            3,031,991       $     (0.17)
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
                                      =============      ==============        =============


                  FIRST CITIZENS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 3. EARNINGS PER COMMON SHARE (Continued)

                                                 Nine Months Ended December 31, 1998
                                       -----------------------------------------------------
                                             Net         Weighted-Average        Per share
                                           Income            Shares               Amount
                                       -------------      ----------------     -------------
Basic EPS                            $    2,105,096              2,800,425     $       0.75
                                                                               ============
Effect of Dilutive Securities
   Stock options                                  -                228,966
                                     --------------       ----------------
Diluted EPS                          $    2,105,096              3,029,391     $       0.69
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

FINANCIAL CONDITION

Total assets increased during the fourth calendar quarter of 1998 from $385.6 million to $418.0 million, or 8.4% for the quarter. The increase in total assets for the three months ended December 31, 1998 is almost double the 4.5% growth for the same period in 1997. The growth in both years was funded by increases in total deposits of $29.9 million and $25.1 million, respectively. The increase in total assets for the quarter ended December 31, 1998 consisted primarily of a net increase of $8.6 million in cash and due from banks, Federal funds sold, and interest-bearing deposits; an increase of $26.7 million in net loans; and an increase of $1.9 million in securities.

Total assets increased for the nine month period ended December 31, 1998 by $50.2 million or 13.6%. The increase for the same period in 1997 was $25.9 million or 7.9%. The significant increase in assets for the quarter and nine months ended December 31, 1998 as compared to 1997 is attributable to the acquisition of three Wal-Mart Super Store branches, with deposits of approximately $28.9 million. There were no loans acquired in the acquisition. The acquisition was consummated on December 31, 1998, which explains the significant increase in cash and due from banks as of December 31, 1998. These locations are generally deposit generating branches. The proceeds from the acquisition will be used to fund future loan growth and reduce other borrowings.

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

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require the Company and Banks to maintain minimum capital levels in relation to assets. At December 31, 1998, the Company's capital ratios were considered adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company at December 31, 1998 are as follows:

                                                                  Regulatory
                                                  Actual          Requirement

                Leverage Capital Ratio            10.27%             4.00%
                Risk-Based Capital Ratios
                        Core Capital               8.19%             4.00%
                        Total Capital             11.52%             8.00%

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

Provision for Loan Losses. The provision for loan losses is based on management's evaluation of the economic environment, the history of charged off loans, recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. Management reviews the allowance for loan loss on a quarterly basis and makes provisions as necessary. As a part of the Company's conversion processes and an anticipated merger of two of its subsidiary banks, the Company reviewed the adequacy of its loan loss reserves in a more consistent manner during the quarter ended December 31, 1998. As a result, a provision of $1,474,000 was made for the three month period ending December 31, 1998 based on this evaluation. The allowance for loan loss as a percentage of total loans was 1.79% at December 31, 1998 compared to 1.44% at March 31, 1998. Nonperforming loans as a percentage of total loans was .81% at December 31, 1998 compared to 1.08% at March 31, 1998. Management believes the allowance for loan loss at December 31, 1998 is adequate to meet any future losses in the loan portfolio.

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

Information regarding certain loans and allowance for loan loss data through December 31, 1998 and 1997 is as follows:

                                                                                    Nine Months Ended
                                                                                       December 31,
                                                                               --------------------------
                                                                                  1998             1997
                                                                             -----------       -----------
                                                                                 (Dollars in thousands)
Average amount of loans outstanding                                          $   283,019       $   262,940
                                                                             ============      ============
Balance of allowance for loan losses at beginning of period                  $     3,852       $     3,739
Loans charged off
   Commercial and financial                                                          192               124
   Construction                                                                        9                 -
   Real estate                                                                       126                27
   Consumer                                                                          126                56
                                                                              -----------       -----------
                                                                                     453               207
                                                                              -----------       -----------
Loans recovered
   Commercial and financial                                                          167                63
   Construction                                                                        6                 1
   Real estate                                                                         4               120
   Consumer                                                                           10                10
                                                                               -----------       -----------
                                                                                     187               194
                                                                               -----------       -----------
Net charge-offs                                                                     (266)              (13)
                                                                               -----------       -----------
Additions to allowance charged to operating expense during period                  1,614               190
                                                                               -----------       -----------
Balance of allowance for loan losses at end of period                              5,200             3,916
                                                                               ===========       ===========
Ratio of net loans charged-off during the
   period to average loans outstanding                                              .09%               .00%
                                                                               ===========       ===========

Other Income. Other income increased by $11,000 for the quarter ended December 31, 1998 compared to a decrease of $397,000 for the same period in 1997.
The single most significant difference in 1997 was the gain on sale of real estate held for development and sale of $100,000 for the quarter ended December 31, 1997 compared to $428,000 for the quarter ended December 31, 1996. For the quarter ended December 31, 1998, the Company did not have any gains on sale of real estate; however, gains on sale of securities increased $56,000, gains on sales of loans increased $84,000, and service charge income increased $20,000 as compared to 1997. Other income for the nine months ended December 31, 1998 decreased by $3.2 million as compared to 1997. The significant difference is the gains on sale of real estate held for development and sale in 1997 of $3.5 million. Significant increases for the nine month period included an increase of $280,000 in gains on sale of securities, an increase of $63,000 in service charge income, and an increase of $67,000 from gain on sale of loans. During the nine months ended December 31, 1998, the Company began restructuring its securities in anticipation of funding loan growth and future liquidity needs. The gain on sale of real estate held for development and sale in 1997 represented the sale of approximately 400 acres of an agreement to sale 1,400 acres over an eight year period.

Other Expenses. Other expenses increased by $2,052,000, or 76.5% for the three months ended December 31, 1998 as compared to the same period in 1997. The increase in 1997 as compared to the same period in 1996 was $629,000. The significant increase between 1997 and 1996 is once again due to the expenses related to the two banks acquired after June 30, 1996 not included in 1996 operations. The most significant increase in other expenses included a $978,000 increase in other operating expenses. This increase was attributable to a provision of $634,000 for other operating losses. Of this, $274,000 represented additional losses relating to a check kiting scheme which was originally recognized in March, 1997. Also accrued were $360,000 in adjustments relating to the Company's data processing conversion during the current year. The company also incurred $83,000 in consulting fees expenses during the quarter. Occupancy and equipment costs increased $427,000 of which $204,000 related to building repairs while $195,000 was due to disposals of obsolete equipment. Salaries and benefits increased $281,000 while data processing costs increased $309,000. The increase in salaries and employee benefits represents normal increases in salaries and costs incurred in adding additional banking staff. The significant increase in data processing costs is related to the conversion of all three banking subsidiaries' core data processing systems which was completed during the nine month period. Included in this increase is a one-time termination fee of $144,000 related to one bank subsidiary.

Other expenses increased for the nine month period ended December 31, 1998 by $3,043,000 as compared to the same period in 1997. The comparable increase in 1997 as compared to 1996 was an increase of $2,372,000. The increase in 1997 again is primarily attributable to the acquisition and inclusion of the two bank acquisitions consummated in the fiscal year ended March 31, 1997. The increases for the nine month period are consistent with the three month period ended December 31, 1998. For the nine month period, salaries and employee benefits increased $578,000 or 14.0%, and data processing costs increased $670,000. Other operating expenses increased by $1,286,000 of which $717,000 relates to costs described above. Other increases in other expenses represent normal increases and increases due to volume of deposit and loan accounts.

Net Income. Net income decreased by 1,819,733 for the three months ended December 31, 1998 as compared to the same period in 1997. Net income for the nine months ended December 31, 1998 decreased by $3,793,000 as compared to 1997. Excluding the gain on sale of real estate held for development and sale, the Company's net income decreased $316,000. The Company does not anticipate significant gains from sale of real estate for the year ending March 31, 1999.

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




                                          FIRST CITIZENS CORPORATION
                                          ___________________________
                                               (Registrant)


Date: June 1, 1999                        /s/ Tom Moat
                                          ---------------------------
                                          Tom Moat
                                          Chief Executive Officer




Date: June 1, 1999                        /s/ Douglas J. Hertha
                                          ---------------------------
                                          Douglas J. Hertha
                                          Vice President
                                          Chief Financial and Accounting Officer