Form 10-K
period 1999-03-31
FIRST CITIZENS CORP /GA/
filed 1999-06-29
CIK 1013239

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549
                                                ------------------

                                                     FORM 10-K
(Mark One)

|X|      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For fiscal year ended March 31, 1999                          OR

|_|      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ___________ to ____________

         Commission file number

                                             FIRST CITIZENS CORPORATION
---------------------------------------------------------------------------------------------------
                              (Exact Name of Registrant as Specified in Its Charter)

                  GEORGIA                                                       58-2232785
-----------------------------------------------                       -----------------------------
    (State or Other Jurisdiction of                                             (I.R.S. Employer
     Incorporation or Organization)                                             Identification No.)

     19 JEFFERSON STREET
     NEWNAN, GEORGIA                                                                    30263
----------------------------------------                              -----------------------------
     (Address of Principal Executive Offices)                                           (Zip Code)

                                                   (770) 253-5017
--------------------------------------------------------------------------------------------------
                               (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  NONE.

Securities registered pursuant to Section 12(g) of the Act:

                                            COMMON STOCK, $1.00 PAR VALUE
--------------------------------------------------------------------------------------------------
                                                 (Title of Class)

Indicate by check mark whether the registrant : (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes    X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such common equity as of June 11, 1999:
$107,115,000.

         Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,934,658 shares of Common Stock at June 11, 1999.

                                     PART I

ITEM 1.           BUSINESS

GENERAL

         First Citizens Corporation (the "Company") is a Georgia corporation and a bank/thrift holding company located on the Southside of the Metropolitan Atlanta area. The Company provides financial services through its subsidiary financial institutions (the "Banks") which offer a variety of banking and other financial services to individuals and businesses. Its market area includes Coweta, Fayette, Henry, Clayton and Troup Counties, Georgia.

         The Company was formed on August 22, 1996 when Newnan Savings Bank, FSB (now known as First Citizens Bank) reorganized itself into a holding company, Newnan Holdings, Inc. (now known as First Citizens Corporation). In this reorganization, each shareholder of Newnan Savings Bank received stock in the new parent company on a one-for-one basis. At the same time, Newnan Holdings merged with Southside Financial Group, In., the parent company of Citizens Bank and Trust of Fayette County (now known as First Citizens Bank of Georgia), issuing 136,990 shares to Southside shareholders. As of March 11, 1997, the Company acquired all the outstanding stock of Tara Bankshares Corporation, the parent company of Tara State Bank (now merged into First Citizens Bank of Georgia), issuing 221,773 shares of its stock to Tara shareholders.

         On January 14, 1997 Newnan Holdings, Inc. changed its name to First Citizens Corporation and Newnan Savings Bank, FSB changed its name to First Citizens Bank. On February 7, 1997, Citizens Bank and Trust of Fayette County changed its name to First Citizens Bank of Fayette County. On February 12, 1999, the Tara State Bank (which had previously changed its name to First Citizens Bank of Clayton County) merged with First Citizens Bank of Fayette County, with the resulting bank being known as "First Citizens Bank of Georgia."

         First Citizens Bank-Newnan is a federally chartered thrift located in Newnan, Georgia. It was chartered by the State of Georgia in 1927 as Newnan Building and Loan and converted to a federal charter in 1955. It maintains a total of ten offices in Newnan, Peachtree City, LaGrange, Fayetteville, Stockbridge and Hogansville, Georgia.

         First Citizens Bank of Georgia is a full-service state chartered commercial bank located in Fayetteville, Georgia. It was chartered in 1991 and maintains branch offices in Riverdale and Jonesboro, Georgia.

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

         On January 26, 1999, the Company entered into an Agreement and Plan of Reorganization with BB&T Corporation ("BB&T"), pursuant to which the Company will merge with and into BB&T. Shareholders of the Company will receive shares of the Common Stock of BB&T in exchange for their shares of Company Common Stock. During the second quarter of 2000, BB&T intends to merge the Banks into a subsidiary bank of BB&T.

SELECTED CONSOLIDATED FINANCIAL DATA

         [FC/M&J]

LENDING ACTIVITIES

         LOAN PORTFOLIO ANALYSIS. The Company makes real estate-mortgage loans, real estate-construction loans, commercial loans, and consumer and other loans. Such loans constituted 49%, 33%, 10% and 8%, respectively, of the Company's total loans at March 31, 1999, and 45%, 30%, 17% and 8%, respectively, of the Company's total loans at March 31, 1998.

LOAN PORTFOLIO

TYPES OF LOANS

The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                                                     At March 31,

                                                                (Dollars in Thousands)

                                         1999           1998           1997            1996            1995
                                     ------------- --------------- -------------- --------------------------------
Commercial, financial, agricultural  $     31,320   $      43,362    $    25,655    $       1,094   $           -
Real estate - construction                100,442          80,203         60,010           11,203          18,983
Real estate - mortgage (1)                155,824         122,730        152,027          115,938         101,747
Consumer and other                         22,784          21,341         11,456            4,088          10,826
                                     ------------- --------------- -------------- --------------------------------
                                     $    310,370   $     267,636    $   249,148    $     132,323   $     131,556

Less allowance for loan losses              5,012           3,852          3,739            1,371           1,435
                                     ------------- --------------- -------------- --------------------------------
Loans, net                           $    305,358   $     263,784    $   245,409    $     130,952   $     130,121
                                     ============= =============== ============== ================================

      (1) Includes loans held for sale and is stated net of unearned income and fees on loans.

MATURITIES AND SENSITIVITIES TO CHANGES IN INTEREST RATES

Total loans as of March 31, 1999 are shown in the following table according to maturity classifications (1) one year or less, (2) after one year through five years, and (3) after five years. The disclosure of loans by the above categories is not available in making this determination; the Company has considered the estimated expense and capabilities of its data processing system.

                                                              (Dollars in
                                                              Thousands)
                                                             --------------
                    MATURITY:
                    One year or less                         $      185,742
                    After one year through five years                71,855
                    After five years                                 52,773
                                                             --------------
                                                             $      310,370
                                                             ==============

         Residential and Commercial Real Estate Loans. The primary lending activity of the Company is the granting of conventional loans to enable borrowers to purchase existing homes. At March 31, 1999, approximately 25% of the Company's total loan portfolio consisted of loans secured by residential dwellings (excluding loans held for sale).

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

         Commercial property loans, including loans secured by multifamily apartment projects with more than four units, constituted approximately 26% of the Company's loan portfolio at March 31, 1999. These loans are typically secured by improved real estate located in the Company's primary lending area. Permanent commercial loans are made up to 75% of the appraised value of the property and generally have a 20-year amortization and five-year balloon payment or interest rates that adjust monthly. Although commercial real estate loans typically have shorter terms to maturity and higher interest rates than residential mortgage loans, they also involve greater credit risks than certain residential mortgage loans. Commercial real estate and construction mortgage loans may involve large loan balances to single borrowers or to groups of related borrowers. In addition, payment experience on loans secured by income producing properties is typically dependent on the successful operation of the properties and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. Although adjustable rate commercial real estate loans provide certain benefits to the Company's asset/liability management policy, they also pose potential credit risks to the Company. Specifically, as interest rates rise, the underlying payment by the borrower also rises, possibly increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

         All improved real estate which serves as loan security to the Company must be insured in the amount, and by such companies as may be approved by the Company, against fire, extended coverage, vandalism, malicious mischief and other hazards. Such insurance must be maintained through the entire term of the loan and in an amount not less than the amounts necessary to pay the Company's indebtedness in full.

         CONSTRUCTION LOANS. The Company provides construction financing for single family dwellings. At March 31, 1999, the Company had construction loans (net of undisbursed amounts) of approximately 30% of total loans outstanding.

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

         CONSUMER AND OTHER LOANS. Federal regulations limit the secured and unsecured consumer loans made by First Citizens Bank-Newnan, as a federal thrift institution, to 30% of the institution's assets. In addition, a federal thrift institution has lending authority above the 30% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. These percentage-of-assets limitations do not apply to loans made by First Citizens Bank of Georgia. The consumer loans granted by the Company include loans on automobiles, and other consumer goods, as well as education loans, and loans secured by savings accounts. The Company generally limits the loan-to-value ratios on its secured consumer loans to 80%. The Company has originated second mortgage loans for home improvement and other purposes. These loans generally have a 15 year amortization and are renegotiable in five years or have a seven year term with a fixed rate of interest. The Company limits the loan-to-value ratios on its second mortgage loans to 80%. As of March 31, 1999, consumer loans (which include second mortgage loans and home improvement loans) and other secured consumer loans amounted to approximately
7% of the Company's total loan portfolio. The Company believes that the shorter term and the normally higher interest rates available on these types of loans have been helpful in maintaining a profitable spread between the Company's average loan yield and its cost of funds.

         LOAN PURCHASES AND SALES. The Company has engaged in selling certain loans it has originated in the secondary market. Such loans sold are generally fixed-rate, long term mortgage loans. These sales, which are without recourse, have been made to the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, both of which are quasi-governmental agencies that purchase residential mortgage loans from federally insured financial institutions and certain other lenders. in connection with such sales, the Company may retain the servicing of the loans (i.e., collection of principal and interest payments), for which it generally receives a fee payable monthly based on the margin between the stated rates of the underlying loans and the rates paid to the investors in the loans. Additionally, the Company sells loans to other investors on a servicing-released basis in which an additional fee is paid by the investor for the transfer of the servicing rights. During the year ended March 31, 1999, the Company sold $87.6 million of loans as compared to $69.8 million during the comparable period in 1998.

         The sale of loans reduces the Company's risk to an increase in the interest rates it pays for funds while holding long term, fixed-rate loans in its portfolio and allows the Company to continue to make loans during periods when deposit flows decline or funds are not otherwise available for lending purposes.

         LOAN ORIGINATION AND OTHER FEES. In addition to interest earned on loans, the Company receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for creation of the loan. To the extent that loans are originated or acquired for the portfolio, generally accepted accounting principles (`GAAP') limit immediate recognition of loan origination or acquisition fees as revenues and requires that such income (net of certain loan origination or acquisition costs) be deferred and amortized as an adjustment of yield over the life of the loan using a method which approximates the level yield method. Any deferred fees may be recognized immediately when the related loan is sold.

         The Company's loan origination fees are generally 1% to 1-1/2% on conventional residential mortgages and 1% to 2% for commercial real estate loans. The total amount of deferred loan fees at March 31, 1999, was $781,000.

         The Company also receives other fees and charges relating to existing loans, which include prepayment penalties, late charges, and fees collected in connection with a change in borrower or other loan modifications.

         PROBLEM ASSETS AND THEIR CLASSIFICATION. [INFORMATION WITH RESPECT TO THE COMPANY'S NON-PERFORMING ASSETS AT MARCH 31, 1999, 1998, 1997, 1996 AND 1995 TO BE INSERTED]

The following table presents at the dates indicated the aggregate of nonperforming loans for the following categories:

                                                                                       March 31,
                                                                                 (Dollars in Thousands)

                                                                 1999        1998       1997         1996         1995
                                                              ----------- ----------- ---------- ------------- ------------
Loans accounted for on a nonaccrual basis                         $   619 $    2,886    $  2,796    $      713  $       872
Loans contractually past due ninety days or more as
   to interest or principal payments and still accruing                28        303          55           -            -
Loans, the terms of which have been renegotiated to
   provide a reduction or deferral of interest or
   principal because of deterioration in the financial
   position of the borrower (included above)                          613        894         -             -            -
Loans now current about which there are serious
   doubts as to the ability of the borrower to comply
   with present loan repayment terms.                                 -           -          -             -            -

The reduction in interest income associated with nonaccrual loans as of March 31, 1999 is as follows:

                                                                (Dollars in
                                                                 Thousands)
                                                                ------------
      Interest income that would have been recorded on
         nonaccrual loans under original terms                  $      55
      Interest income that was recorded on nonaccrual loans            39
         Reduction in interest income                           $      16

Management considers all nonaccrual loans to be impaired. Loans past due greater than ninety days and still accruing represents those loans which have adequate collateral values, therefore minimizing the risk of loss of principal or interest.

In the opinion of management, any loans classified by regulatory authorities as doubtful, substandard, or special mention that have not been disclosed above do not (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. In the event of non-performance by the borrower, these loans have collateral pledged which would prevent the recognition of substantial losses. Any loans classified by regulatory authorities as loss have been charged off.

COMMITMENTS AND LINES OF CREDIT

In the ordinary course of business, the subsidiary Banks have granted commitments to extend credit and standby letters of credit to approved customers. Generally, these commitments to extend credit have been granted on a temporary basis for seasonal or inventory requirements and have been approved by the Banks' Board of Directors. These commitments are recorded in the financial statements as they are funded. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Following is a summary of the commitments outstanding at March 31, 1999, 1998, and 1997.

                                                1999               1998                 1997
                                           ----------------   ----------------    -----------------
Unfunded mortgage loan commitments          $    7,283,000      $  14,786,000      $    17,794,000
Residential construction and commercial
   loan commitments                             49,320,000         25,825,000           26,702,846
Other commitments to extend credit              35,208,000         44,470,976           32,928,825
Standby letters of credit                        1,286,601          1,394,031            1,539,000
                                           ----------------   ----------------    -----------------
                                            $   93,097,601      $  86,476,007      $    78,964,671
                                           ================   ================    =================

The following table summarizes the allowance for loan losses for each year.

                                                                               MARCH 31,
                                                   1999             1998           1997           1996           1995
                                             -----------------  -------------- -------------- -------------- --------------
Average amount of loans outstanding            $      282,130     $   262,504   $    173,544    $   132,641    $   123,420
                                             =================  ============== ============== ============== ==============
Balance of allowance for loan
   losses at beginning of year                 $        3,852     $     3,739   $      1,371    $     1,435    $     1,315
                                             =================  ============== ============== ============== ==============
Charge-offs:
   Real estate                                             (5)           (101)           (38)           (54)            -
   Consumer                                              (281)            (56)           (33)           (38)           (37)
   Commercial                                            (367)           (253)           (76)            -              -
                                             -----------------  -------------- -------------- -------------- --------------
                                                         (653)           (410)          (147)           (92)           (37)
                                             -----------------  -------------- -------------- -------------- --------------
Recoveries:
   Real estate                                             90             155              3              4             -
   Consumer                                                39              19              2             14             49
   Commercial                                              70             114              -             -              -
                                             -----------------  -------------- -------------- -------------- --------------
                                                          199             288              5             18             49
                                             -----------------  -------------- -------------- -------------- --------------
Net (charge-offs) recoveries                             (454)           (122)          (142)           (74)            12
                                             -----------------  -------------- -------------- -------------- --------------
Additions to the allowance for loan losses:
  Reserves acquired in acquisitions                         -               -          2,325             -              -

  Additions to allowance charged to
     operations                                         1,614             235            185             10            108
                                             -----------------  -------------- -------------- -------------- --------------
                                                        1,614             235          2,510             10            108
                                             -----------------  -------------- -------------- -------------- --------------
Balance of allowance for loan
   losses at end of year                       $        5,012     $     3,852   $      3,739    $     1,371    $     1,435
                                             =================  ============== ============== ============== ==============
Ratio of net loan (charge-offs) recoveries
   during the year to average loans
   outstanding during the year                          (0.16)%         (0.05)%        (0.08)%        (0.06)%         0.01%

The following table summarizes the allocation of the allowance for loan losses to types of loans as of the indicated dates.

                                                        Year Ended March 31,
                                                       (Dollars in Thousands)

                                1999                             1998                             1997
                  ---------------------------------- ------------------------------  -------------------------------
                                      Percent of                     Percent of                       Percent of
                                     Loans in Each                  Loans in Each                   Loans in Each
                                      Category To                    Category To                     Category To
                      Amount          Total Loans       Amount       Total Loans         Amount      Total Loans
                  ----------------  ---------------- ------------- ----------------  -------------  ----------------
Commercial        $         2,181            18.47%  $      1,789           16.60%   $       1,531           10.30%
Real estate                 2,193             72.14         1,037            75.23           1,219            85.10
Consumer                      638              9.39         1,026             8.17             989             4.60
                  ----------------  ---------------- ------------- ----------------  -------------------------------
                   $        5,012           100.00%  $      3,852          100.00%    $      3,739          100.00%
                  ================  ================ ============= ================  =============  ================

         As of March 31, 1999 the allowance for losses on loans was 1.61% of outstanding loans.

         Over the years, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions, undertaken as a part of the examination of the institutions by the FDIC, OTS, or other federal or state regulators. Results of examinations indicate that these regulators may be applying more conservative criteria in evaluating real estate values, requiring significantly increased provisions for probable loan losses. While the Company believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles at March 31, 1999, there can be no assurance that regulators, when reviewing the Company's loan portfolio in the future, will not request the Company to increase its allowance for loan losses, thereby adversely affecting its earnings.

INVESTMENT ACTIVITIES

         Interest income from cash deposits and securities generally provides the second largest source of income for the Company after interest payments on loans. At March 31, 1999, the Company's securities portfolio consisted primarily of U.S. Government and agency securities, state and municipal securities, mortgage-backed securities, and equity securities (primarily stock in the FHLB of Atlanta).

         The Company is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short term securities and is also permitted to make certain other investments.

LIQUIDITY

Liquidity represents the ability to meet the needs of customers desiring to withdraw funds from deposit accounts to borrow funds to meet their credit needs. Each of the Company's subsidiary institutions manage their liquidity needs in such a way that the needs of depositors and borrowers are met in a timely basis so that the operations of the Banks are not interrupted. Sources of liquidity available to meet these needs include cash on deposit, federal funds, securities available for sale, maturities of securities, and principal payments received on loans. Growth in the banks' deposit bases provide additional sources as does access to borrowed funds through relationships with correspondent banks and advances from the Federal Home Loan Bank of Atlanta ("FHLBA"). Liquidity needs at individual banks can also be met through loan participations sold to affiliate banks.

At March 31, 1999 the liquidity position of all the subsidiary banks was considered adequate and within guidelines set forth in the banks' liquidity policies. Furthermore, the amount of unused line of credit from FHLBA totaled $49.9 million.

The Parent Company also requires cash for operating expenses and dividends to stockholders. The primary source of funds for these items is the dividend income from the subsidiary banks. Management believes that the ability of its subsidiaries to pay such dividends is adequate to meet its cash needs.


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

DEPOSITS

Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing and savings deposits and time deposits, for the periods indicated are presented below. (1)

                                                                         Year Ended March 31,
                                                     1999                         1998                       1997
                                          ---------------------------- --------------------------- --------------------------
                                              Amount         Rate         Amount         Rate         Amount        Rate
                                          --------------- ------------ -------------- ------------ ------------- ------------
                                                                        (Dollars in Thousands)
Noninterest-bearing demand deposits       $       43,272         -  %  $      41,197         -  %   $    20,420         -  %
Interest-bearing demand and savings
   deposits                                       93,997        3.05%         79,204        2.94%        54,683        2.85%
Time deposits                                    195,768        5.79%        165,759        5.77%       103,765        5.67%
                                          ---------------              --------------              -------------
                                          $      333,037                $    286,160                 $  178,868
                                          ===============              ==============              =============

      (1) Average balances were determined using monthly average balances during the year for each category.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of March 31, 1999 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

                                                                 (Dollars in
                                                                  Thousands)
                                                                  ----------
                    Three months or less                     $         7,118
                    Over three months through six months               7,586
                    Over six months through twelve months             14,258
                    Over twelve months                                14,159
                                                                      ------
                                                             $        43,121
                                                                      ======


         BORROWINGS. Deposit accounts are the primary source of funds of the Company's lending and investment activities and for its other general business purposes. However, during periods when the supply of lendable funds cannot meet the demand for such loans, the FHLB System seeks to provide a portion of the funds necessary through loans (advances) to its members. The FHLB of Atlanta has served as the primary borrowing source for First Citizens Bank-Newnan and First Citizen Bank of Georgia. Advances are made on a secured basis.

         The FHLB functions as a central reserve bank providing credit for member financial institutions. As members, First Citizens Bank-Newnan and First Citizens Bank of Georgia are required to own capital stock in the FHLB of Atlanta and are authorized to apply for advances on the security of such stock and certain of their home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB's assessment of the institution's creditworthiness.

SHORT TERM BORROWINGS

The following information is presented with respect to the Company's short term borrowings as of and for the year ended March 31:

                                                              Dollars in Thousands
                                            ----------------------------------------------------------
                                                   1999                1998                1997
                                            -------------------   ----------------   -----------------
Balance at end of period                      $          1,400      $           -     $        10,058
   Weighted average rate                                 5.25%                  -               6.82%

Average amount outstanding during period      $             90      $       6,695     $         3,800
   Weighted average rate                                 4.21%              5.59%               5.59%

Maximum amount outstanding during period      $          2,300      $      10,058     $        10,058

YIELDS EARNED AND RATES PAID

         The earnings of the Company depend significantly upon the difference between the income it receives from its loan and investment portfolios and its cost of money, consisting of the interest paid on deposit accounts and borrowings, if any.


NET INTEREST INCOME

TABLE 1:  AVERAGE BALANCES, INTEREST INCOME, AND INTEREST EXPENSE

The following table contains condensed average balance sheets for the periods indicated. In addition, the amount of the Company's interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the related average interest rates, net interest spread and net yield on average interest earning assets are included.

TABLE 1                                    ANALYSIS OF NET INTEREST INCOME
                                            FOR THE YEARS ENDED MARCH 31,

                                              1999                          1998                    1997
                                              ----                          ----                    ----
                                                        Average                         Average                        Average
                               Average     Income/      Yield/     Average    Income/   Yield/     Average   Income/   Yield/
                             Balance(9)    Expense       Rate    Balance(9)   Expense    Rate    Balance(9)   Expense   Rate
                             ---------     -------       ---     ----------   -------    ----    ----------  --------   -----
                                                                        (Dollars in Thousands)
Interest Earning Assets:
Loans (1)(2)(7)                $282,130    $26,198       9.29%    $262,504    $24,924     9.49%    $173,544    $15,985   9.21%
Federal funds sold(2)            15,859        862       5.44%       9,246        552     5.97%       2,909        157   5.40%
Interest bearing deposits(2)     19,954      1,064       5.33%       6,277        307     4.89%       4,038        212   5.25%
Nontaxable securities(2)          2,829        128       4.52%       2,693        141     5.24%       1,693         89   5.26%
Taxable securities(2)(8)         34,428      2,316       6.73%      32,830      1,982     6.04%      17,382      1,089   6.27%
                               --------    -------                --------    -------              --------    -------
     Total interest earning
         assets                $355,200    $30,568       8.61%    $313,550    $27,906     8.90%    $199,566    $17,532   8.79%
                                           -------                            -------                          -------

Cash and due from banks(3)       14,271                             11,530                            7,309
Allowance for loan losses(3)     (4,210)                            (3,913)                          (2,200)
Other assets(3)                  26,533                             21,895                           11,656
                               ---------                           -------                         --------
     Total assets              $391,794                           $343,062                         $216,331
                                =======                           ========                         ========
Interest Bearing Liabilities:
Interest bearing demand
   and savings(2)               $93,997     $2,864       3.05%   $  79,204     $2,331     2.94%     $54,683     $1,561   2.85%
Time deposits(2)                195,768     11,344       5.79%     165,760      9,567     5.77%     103,765      5,882   5.67%
FHLB advances and
   other borrowings(3)            9,649        635       6.58%      15,673      1,077     6.87%      12,003        692   5.77%
                               ---------                          --------                           ------        ---
     Total interest bearing
        liabilities            $299,414    $14,843       4.96%    $260,637    $12,975     4.98%   $170,451      $8,135   4.77%
                                           -------                             -------                          -------

Noninterest-bearing
   deposits(2)(6)                43,272                             41,197                           20,420
Other liabilities(3)              9,129                              7,952                            2,995
Stockholders equity(3)           39,979                             33,276                           22,465
                               ---------                          --------                         --------
     Total liabilities and
        stockholders' equity   $391,794                           $343,062                         $216,331
                                =======                           ========                         ========
Interest rate spread(4)                                  3.65%                            3.92%                          4.02%
                                                         ====                             ====                           ====
Net interest income/margin(5)              $15,725       4.43%                $14,931     4.76%                 $9,397   4.71%
                                           =======     ======                 =======     ====                  ======   ====

------------
(1)  Includes loans held for sale and nonaccrual loans.
(2)  Daily average.
(3)  Monthly average.
(4) Interest rate spread is the weighted average yield on interest earning assets minus average rate on interest bearing liabilities.
(5) Net interest margin is net interest income divided by interest earning assets. (6) Noninterest bearing deposits include official checks outstanding.
(7) Interest income from loans includes total fee income of approximately $797,000, $723,000, and $668,000 for the years ended March 31, 1999, 1998, and 1997, respectively.
(8) Yields on nontaxable securities have not been computed on a tax equivalent basis.
(9) The above information is prepared on a consolidated basis in which all loans and accounts with subsidiaries have been eliminated.

TABLE 2 - RATE AND VOLUME ANALYSIS

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by previous year rate); (2) change in rate (change in rate multiplied by previous year volume); and a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately to the change due to volume and the change due to rate.


                                                              ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                                     FOR THE YEARS ENDED MARCH 31,
                                                                            (In Thousands)

                                                   1999 Compared to 1998                       1998 Compared to 1997
                                                    Increase (decrease)                         Increase (decrease)
                                                     due to change in                            due to change in
                                            -----------------------------------------------------------------------------
                                            Rate          Volume            Total           Rate        Volume      Total
                                            ----          -------           -----           ----        ------      -----
Interest Income:
Loans                                        $(539)        $1,813          $  1,274      $   501         $8,438   $  8,939
Federal funds sold                             (53)           363               310           19            376        395
Interest bearing deposits                       30            727               757          (14)           109         95
Nontaxable securities                          (20)             7               (13)          (1)            53         52
Taxable securities                             234            100               334          (38)           931        893
                                              -----        ------            ------      -------         ------    -------
     Total interest income                   $(348)        $3,010            $2,662      $   467         $9,907    $10,374
                                              -----        ------            ------      -------         ------    -------

Interest Expense:
Interest bearing demand and savings         $   89        $   444         $     533      $    50        $   720   $    770
Time deposits                                   33          1,744             1,777          106          3,579      3,685
FHLB advances and other borrowings             (43)          (399)             (442)         148            237        385
                                              -----        ------            ------      -------         ------    -------
     Total interest expense                 $   79         $1,789          $  1,868       $  304         $4,536    $ 4,840
                                              -----        ------            ------      -------         ------    -------
     Net interest income                     $(427)        $1,221          $    794       $  163         $5,371    $ 5,534
                                              =====        ======            ======      =======         ======    =======

SUBSIDIARY ACTIVITY

         First Citizens Bank-Newnan is permitted to invest an amount equal to 2% of its assets in its service corporations, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. In addition, federal savings institutions meeting regulatory capital requirements and certain scheduled items tests may invest up to 50% of their current risk-based capital in conforming first mortgage loans to service corporations. Under such limitations, at March 31, 1999, First Citizens Bank-Newnan was authorized to invest up to approximately $10.8 million in the stock of, or loans to, service corporations. The Company's investments in its subsidiaries continues to be less than the limit permitted by OTS regulations.

         Newnan has one wholly owned service corporation, Newnan Financial Services, Inc. Newnan Financial Services owns Jefferson Ventures, Inc., which consists of the White Oak residential development. White Oak consists of property located in Coweta County that was acquired in July 1984. This property originally included approximately 3,500 acres, 150 lots, a 53,000 square foot building, marketable timber on approximately 1700 acres of the 3500 acres, a swimming pool and tennis courts. This area is a planned housing community with a golf course (36 holes), swimming pool, tennis courts and lakes. Newnan has entered into a contract for the sale of this property.

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

PERSONNEL

         As of March 31, 1999, the Company had 162 full-time equivalent employees. The employees are not represented by a collective bargaining agreement. The Company believes its employee relations are good.

FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K, other periodic reports filed by the Company under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of the Company may include forward looking statements which reflect the Company's current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs, and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

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

    (c) The effects of easing of restrictions on participants in the financial services industry, such as banks, securities brokers and dealers, investment companies, and finance companies, and attendant changes in patterns and effects of competition in the financial services industry;

    (d) The cost and other effects of legal and administrative cases and proceedings, claims, settlements, and judgments;

    (e) The ability of the Company to achieve the earnings expectations related to the acquired operations of recently-completed and pending acquisitions. which depends on a variety of factors, including (i) the ability of the Company to achieve the anticipated cost savings and revenue enhancements with respect to the acquired operations, (ii) the assimilation of the acquired operations to the Company's corporate culture, including the ability to instill the Company's credit practices and efficient approach to the acquired operations, (iii) the continued growth of the markets in which the company operates consistent with recent historical experience, (iv) the absence of material contingencies related to the acquired operations, including asset quality and litigation contingencies, and (v) the Company's ability to expand into new markets and to maintain profit margins in the face of pricing pressures.

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

         GENERAL

         The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the BHC Act. As such, the Company and its non-bank subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve. In addition, the Company's thrift is subject to the regulation, supervision, examination, and reporting requirements of the OTS.

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

    Additionally, on January 26, 1996, the Georgia General Assembly adopted the Georgia Interstate Branching Act, which permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis. As of July 1, 1998, the number of de novo branches that may be established is no longer limited.

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

         The bank and thrift subsidiaries of the Company are members of the FDIC, and as such, their deposits are insured by the FDIC to the maximum extent provided by law. Such subsidiaries are also subject to numerous state and federal statutes and regulations that affect their businesses, activities, and operations, and they are supervised and examined by one or more state or federal bank regulatory agencies.

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

PAYMENT OF DIVIDENDS

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

         At December 31, 1998, under dividend restrictions imposed under federal and state laws, the bank and thrift subsidiaries of the Company, without obtaining governmental approvals, could declare aggregate dividends to the Company of up to approximately $2,000,000.

         The payment of dividends by the Company and its subsidiaries may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

CAPITAL ADEQUACY

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

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1998 was 8.4%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

         The Company's depository institution subsidiaries are subject to risk-based and leverage capital requirements adopted by their applicable federal regulators, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. Such subsidiaries were in compliance with applicable minimum capital requirements as of December 31, 1998. The Company has not been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it or its subsidiary depository institutions.

         Failure to meet capital guidelines could subject an institution to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "
- Prompt Corrective Action."

         COMMUNITY REINVESTMENT

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

         SUPPORT OF SUBSIDIARY INSTITUTIONS

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

         PROMPT CORRECTIVE ACTION

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

         The capital levels established for each of the categories are as follows:

========================== ==================== ========================= ====================== ===================
                                                Total                     Tier 1 Risk-
Capital Category           Tier 1 Capital       Risk-Based Capital        Based Capital          Other
========================== ==================== ========================= ====================== ===================
                                                                                                 Not subject to a
Well Capitalized           5% or more           10% or more               6% or more             capital directive
========================== -------------------- ------------------------- ---------------------- ===================
Adequately Capitalized     4% or more           8% or more                4% or more                      --
========================== -------------------- ------------------------- ---------------------- ===================
Undercapitalized           Less than 4%         less than 8%              less than 4%                    --
========================== -------------------- ------------------------- ---------------------- ===================
Significantly
Undercapitalized           Less than 3%         less than 6%              less than 3%                    --
========================== ==================== ========================= ====================== ===================
Critically                 2%     or      less
Undercapitalized           tangible equity               --                        --                     --
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

         At March 31, 1999, the Company's depository institution subsidiaries had the requisite capital levels to qualify as well capitalized.

         FDIC INSURANCE ASSESSMENTS

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

         PROPOSED LEGISLATION AND REGULATORY ACTION

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


ITEM 2.           PROPERTIES

         The table set forth below shows the locations of the Company's offices and other facilities, as well as certain additional information relating to these offices and facilities as of March 31, 1999.

         All of the Company's offices are maintained in operating condition suitable for retail banking.

                                                                 YEAR FACILITY
                                                                   COMMENCED                LEASED
                         OFFICE LOCATION                           OPERATION               OR OWNED
                         ---------------                           ---------               --------
       First Citizens-Newnan                                          1961                   Owned
       Main Office
       19 Jefferson Street
       Newnan, Georgia

       Operations Center                                              1984                   Owned
       10 Olive Center
       Newnan, Georgia

       Bullsboro Branch                                               1981                   Owned
       71 Bullsboro Drive
       Newnan, Georgia

       Peachtree City Branch                                          1981                   Owned
       705 Highway 54, East
       Peachtree City, Georgia

                                                                 YEAR FACILITY
                                                                   COMMENCED                LEASED
                         OFFICE LOCATION                           OPERATION               OR OWNED
                         ---------------                           ---------               --------


       White Oak Branch                                               1987                  Leased
       1421 Highway 34, East
       Newnan, Georgia

       LaGrange Branch                                                1988                   Owned
       310 Broad Street
       LaGrange, Georgia

       Hogansville Branch                                             1988                   Owned
       410 East Main Street
       Hogansville, Georgia

       Hospital Road Branch                                           1989                   Owned
       14 Hospital Road
       Newnan, Georgia

       WalMart Branch                                                 1998                  Leased
       1025-A Bullsboro Drive
       Newnan, Georgia

       WalMart Branch                                                 1998                  Leased
       125 Pavilion Parkway
       Fayetteville, Georgia

       WalMart Branch                                                 1998                  Leased
       5600 North Henry Boulevard, Suite A
       Stockbridge, Georgia

       Closed Branch Facility                                         N/A                    Owned
       461 Highway 29 North
       Newnan, Georgia

       Proposed Branch Site                                           N/A                    Owned
       Highway 154
       Sharpsburg, Georgia

       First Citizens Bank of Georgia                                 1991                   Owned
       Main Office
       675 North Jeff Davis Drive
       Fayetteville, Georgia 30214

       Riverdale Branch                                               1984                   Owned
       6375 Highway 85
       Riverdale, Georgia 30274

                                                                 YEAR FACILITY
                                                                   COMMENCED                LEASED
                         OFFICE LOCATION                           OPERATION               OR OWNED
                         ---------------                           ---------               --------

       Jonesboro Branch                                               1986                   Owned
       223 North Main Street
       Jonesboro, Georgia 30236

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Common Stock of the Company is traded on the Nasdaq Stock Market under the symbol "FSTC." At June 1, 1999, the Company had 700 shareholders of record. The following table sets forth, on a per share basis, the high and low sales prices of the Company's Common Stock and the cash dividends paid by the Company on a quarterly basis.

                     QUARTER
                      ENDED               HIGH             LOW          DIVIDEND


         March 31, 1999               $     40.88     $     25.50          .10

         December 31, 1998                  29.00           25.00          .10

         September 30, 1998                 30.80           22.00          .09

         June 30, 1998                      35.00           29.00          .08

         March 31, 1998                     35.00           29.25          .08

         December 31, 1997                  35.50           22.67          .07

         September 30, 1997                 23.53           17.50          .07
         June 30, 1997                      18.00           15.50          .07


ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

The following selected financial data is derived from the consolidated financial statements of the Company, and should be read in conjunction with its consolidated financial statements and the related notes contained elsewhere in this Annual Report.

                                                         1999            1998            1997          1996          1995
                                                      ------------   -------------   -------------  ------------  ------------
                                                                 (Dollars in thousands, except per share amounts)
BALANCE SHEET:
Total assets                                          $   411,268    $    367,812    $    326,365   $   182,010   $   169,477
Loans, net (1)                                            305,358         263,784         245,409       130,952       130,121
Investments (2)                                            66,125          70,704          45,451        32,451        23,508
Real estate held for development and sale                   2,321           2,321           3,292         3,740         5,070
Deposit accounts (3)                                      357,804         318,382         269,799       130,635       117,818
Borrowings (4)                                              8,859           9,602          17,805        29,489        33,528
Stockholders' equity                                       40,324          36,760          29,803        20,266        16,603

OPERATING DATA:
Interest income                                            30,568          27,906    $     17,532   $    12,412   $    10,830
Interest expense                                           14,843          12,975           8,135         6,512         5,492
Net interest income                                        15,725          14,931           9,397         5,900         5,338
Provision for loan losses                                   1,614             235             185            10           108
Other income                                                3,782           6,826           3,636         5,248         2,357
General and administrative expenses                        12,941          10,600           8,611         4,646         5,071
Income tax expense                                          1,576           3,707           1,585         2,442           896
Net earnings                                                3,376           7,215           2,652         4,050         1,620
Basic earnings per share                                     1.20            2.62            1.15          1.86          0.76
Diluted earnings per share                                   1.13            2.42            1.05          1.81          0.76
Cash dividends per share                                     0.36            0.31            0.29          0.23          0.15
- as a percentage of diluted earnings per share            31.86%          12.81%          27.62%        12.71%        19.74%
Net interest margin                                         4.43%           4.76%           4.71%         3.95%         3.77%

REGULATORY CAPITAL RATIOS (CONSOLIDATED)
Total risk-based                                            11.8%           12.6%           10.3%         20.3%         14.4%
Tier 1 to risk based assets                                 10.5%           11.4%            9.0%           n/a           n/a
Tier 1 to average total assets                               8.3%            8.4%            6.7%           n/a           n/a
Tangible (Thrift only)                                       7.9%            8.0%            6.3%         11.2%          9.1%
Core (Thrift only)                                           7.9%            8.0%            6.3%         11.2%          9.1%

SELECTED FINANCIAL RATIOS AND OTHER
  DATA (AS PERCENTAGES)
Return on average assets                                    0.86%           2.10%           1.23%         2.51%         1.06%
Return on average equity                                    8.44%          21.68%          11.81%        22.25%        10.29%
Average equity to average assets                           10.20%           9.70%          10.38%        11.29%        10.29%
Allowance for loan losses to total loans and OREO           1.61%           1.43%           1.50%         1.05%         1.09%
Nonperforming assets to total loans and OREO                0.55%           1.19%           1.25%         0.63%         0.76%
Allowance for loan losses to nonperforming loans          809.66%         133.46%         131.15%       192.29%       164.44%
Allowance for loan losses to nonperforming assets         292.19%         133.38%         119.96%       165.98%       143.90%

----------
(1) Includes loans held for sale.
(2) Includes securities, Federal funds sold, and interest-bearing deposits in banks.
(3) Includes official checks outstanding. (4) Includes advances from Federal funds purchased, Federal Home Loan Bank and notes payable.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

The following is a discussion of First Citizens Corporation's (the "Company") financial condition at March 31, 1999 and 1998 and the results of operations for the three year period ended March 31, 1999. The purpose of this discussion is to focus on information about the Company's financial condition and results of operations which are not otherwise apparent from the audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

The consolidated balance sheets as of March 31, 1999 and 1998 include the Company and subsidiaries. On August 22, 1996 Newnan Savings Bank formed a holding company, Newnan Holdings, Inc. and at the same time merged with Southside Financial Group, Inc. ("Southside"), the parent company of Citizens Bank and Trust of Fayette County in a business combination accounted for under the purchase method of accounting. On March 31, 1997, the Company acquired Tara Bankshares, Inc. ("Tara"), the parent company of Tara State Bank. This transaction was also accounted for under the purchase method of accounting.

The consolidated statement of income for the year ended March 31, 1997 includes the operations of Southside Financial Group, Inc. and Tara Bankshares, Inc. subsequent to the dates of acquisition. The consolidated statements of income for the years ended March 31, 1999 and 1998 include the operations of the Company and all subsidiaries for a full year.

RESULTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997

NET EARNINGS

1999 Compared to 1998. For the year ended March 31, 1999, the Company recorded net profits of $3.4 million or $1.13 per common share on a diluted basis. The decrease in net earnings compared to 1998 is $3.8 million, or a decrease of 53.21%.

The most significant reason for the decrease in net income for the year ended March 31, 1999 compared to 1998 was the decrease in gains on sale of real estate held for development and sale, which decreased by $3.0 million. The decrease accounts for 78% of the net decrease in net income. In addition, the provision for loan losses increased by $1.4 million and provisions for other losses increased by $775,000, both of which are discussed later in this discussion and analysis.

The Company began consolidating the operations of the banking and thrift subsidiaries during the fiscal year ended March 31, 1998. This consolidation included the conversion to a common information technology system. The conversion was completed during the fiscal year ended March 31, 1999.

1998 Compared to 1997. For the year ended March 31, 1998, the Company earned record net profits of $7.2 million or $2.42 per common share on a diluted basis. The increase in net earnings compared to 1997 was $4.6 million, or an increase of 172%. In 1998, the Company's most significant item contributing to the increase was the gain on sale of real estate held for development and sale held by Jefferson Ventures, Inc. The gain in 1998 of $3.4 million represented an increase of $2.3 million compared to 1997 and accounts for one-half of the increase in net earnings for the year.

In addition to the gains on sale of real estate, income from operations for the year ended March 31, 1998 included full-year operations of First Citizens Bank of Fayette County and First Citizens Bank of Clayton

County. The year ended March 31, 1997 included only seven months of operations of First Citizens Bank of Fayette County and none of the operations of First Citizens Bank of Clayton County. Their combined contribution to net consolidated earnings was approximately $2.6 million in 1998 versus $851,000 in 1997.


1999 Compared to 1998. Net interest income increased by $794,000 for the year ended March 31, 1999, or 5.3%. The increase is due primarily to the growth in interest earning assets. The increase in net interest income due to increases in volume of interest earning assets was offset by an overall decrease in rates. For the year ended March 31, 1999, average interest earning assets increased by $41.7 million, or 13.3%. This increase resulted in an increase in total interest income of $2.7 million, or 9.5%. For the same period, average interest-bearing liabilities increased by $38.8 million, or 14.9%, resulting in an increase of $1.9 million in total interest expense.

The net interest margin decreased during the year from 4.76% to 4.43%. The decrease in the net interest margin is consistent with the decrease in yield on earning-assets which decreased by 29 basis points, and only a 2 basis point decrease in the rate paid on interest bearing liabilities to 4.96%. The interest spread for the same period decreased from 3.92% at March 31, 1998 to 3.65% at March 31, 1999.

1998 Compared to 1997. Net interest income increased by $5.5 million for the year ended March 31, 1998, or 58.9%. The significant increase is due to the inclusion of the operations of First Citizens Bank of Fayette County and First Citizens Bank of Clayton County for a full year, and to growth in the commercial loan portfolio at First Citizens-Newnan. The net interest margin increased slightly during the year from 4.71% to 4.76%. The slight increase in the net interest margin is consistent with the increase in yield on earning-assets which increased by 11 basis points. During the same period, the rate paid on interest bearing liabilities increased by 21 basis points to 4.98%, resulting in a net decrease in the interest rate spread of 10 basis points, or 3.92%. Over 97% of the change in interest income and expense was attributable to the change in volume for 1998.

For the year ended March 31, 1998, average rates earned on assets and paid on liabilities differ little from rates in 1997. Overall, rates have increased slightly which was attributed to the acquisitions of the two community banks. These banks differ from the thrift in that they market commercial and consumer loans, in addition to real estate loans which are primarily marketed by the thrift. Commercial and consumer loans typically earn higher yields. The increases in rates paid on liabilities was attributable to increased competition for deposit growth.

PROVISION FOR LOAN LOSSES

The provision for loan losses is based on management's evaluation of economic conditions, size and composition of the loan portfolio, the historical charge off experience, the level of nonperforming and past due loans, and other indicators derived from reviewing the loan portfolio. Management performs such reviews periodically and determines the level of loan loss allowances needed. At March 31, 1999 management believes that its allowance for loan losses was adequate to provide for inherent losses in the loan portfolio.

For the year ended March 31, 1999, overall loan quality continued to improve for the most part. A portion of the apparent improvement was the result of charge-offs during the year. Net charge-offs increased during fiscal year 1999 to $454,000, or an increase of $331,000. This 270% increase included some loans which had been on nonaccrual status previously. Nonaccrual loans as a percentage of total loans decreased from 1.07% to .20% in 1999. The net charge-off ratio increased during 1999 to .16% from .05% at March 31, 1998.

Despite the improvement in problem loans, the provision for loan losses increased by $1,379,000 for the year ended March 31, 1999. The provision over and above the net charge off amount is attributable to the significant increase in loans during fiscal 1999. Total loans increased from 1998 to 1999 by $42.3 million, or 15.7%. Management's evaluation of the allowance for loan losses includes assigning risk factors to various types of loans based on prior experience, current trends, specifically identified problem loans, and other factors pertinent to the loan portfolio. Traditionally, one to four family residential loans carry a smaller risk factor which is attributable to the volume of losses recognized over the years, while commercial, acquisition and development, construction, and consumer loans carry loss factors ranging from
 .75% to 20%.

During the year ended March 31, 1999, one to four family residential loans decreased by $17.8 million, while commercial loans increased by $33.2 million, acquisition and development loans increased by $9.7 million, construction loans increased by $17.6 million, and consumer loans increased by $1.0 million. The overall increase in loans accompanied by the shift in the composition of the loan portfolio resulted in the significant increase in the provision for loan losses.

At March 31, 1999 and 1998, the allowance for loan losses as a percentage of total loans was 1.61% and 1.43%, respectively.

1998 Compared to 1997. The provision for loan losses increased to $235,000 from $185,000 for the year ended March 31, 1998. The increase in the provision of $50,000 is attributable to the increase in total loans of $18.9 million during the year. The allowance for loan losses at March 31, 1998 was $3,852,000, or a net increase of $113,000 for the year. Net charge-offs decreased from $143,000 in 1997 to $123,000 in 1998, representing a net charge-off ratio of 0.05% compared to 0.08% in 1997. The allowance as a percentage of nonaccruing loans decreased only slightly during 1998 to 133.46%, compared to 131.15% in 1997. The continued improvement is attributable to the Company's lending environment along with the overall general economy.

OTHER INCOME

1999 Compare to 1998. Other income decreased by $3,044,000 in 1999, or 44.6% in 1999 compared to 1998. Gains on sale of real estate held for development and sale decreased by $3,005,000 or 89.20% which accounts for 99% of the total decrease in other income (see "Real Estate Activities" below). Deposit and service charge income increased by $183,000 for the year ended March 31, 1999. This increase is primarily due to the $29 million growth in demand deposit accounts. Gains on sale of loans decreased by $252,000, or 24.9% in 1999 compared to 1998. The decrease in gains on sale of loans was more than offset by an increase in net realized gains on sale of securities of $280,000.

1998 Compared to 1997. Other income increased by $3,190,000 in 1998, or 87.7% in 1998 compared to 1997. Gains on sale of real estate held for development and sale increased by $2,300,000, or 72% of the total increase. Deposit and service charge income and other operating income increased by $525,000 and $317,000, respectively for the year ended March 31, 1998. These increases were due primarily to the inclusion of a full year's operations for the two acquired banks which accounted for $589,000 of the total increase in deposit and service charge income and other operating income. In addition, First Citizens-Newnan grew $8.4 million in demand deposit accounts which contributes to the increase in service charge income. Gains on sale of loans increased by $202,000, or 25% in 1998 compared to 1997. This increase is attributable to the housing market in the Company's market areas combined with the favorable mortgage rates offered during the year. During 1998, the Company combined the mortgage operations of First Citizens Bank-Newnan and First Citizens Bank of Fayette County. Total loans sold during 1998 was $69.8 million compared to $55.7 million in 1997.

REAL ESTATE ACTIVITIES

The Company engages in real estate development through a wholly owned subsidiary of First Citizens-Newnan, Jefferson Ventures, Inc., which owns the White Oak residential development in Newnan, Georgia. Since 1991, as a result of regulatory restrictions, Jefferson Ventures ceased its development activity and adopted a strategy of selling off, in an orderly manner, remaining developed lots to builders and undeveloped parcels to other developers. The table below summarizes real estate sales for the periods shown:

                                           Summary of Real Estate Sales
                                           For the Years Ended March 31,

                                          1999                1998                 1997
                                   -------------------  ------------------   -----------------
Number of lots sold                                 -                   3                  15
Acres of land sold                                  -                 485                 116
Net sales proceeds                   $              -     $     4,314,750     $     1,853,650
Less:  Basis of land sold                           -             946,007             448,044
Gains recognized (deferred)                   363,885                   -             349,808
                                   -------------------  ------------------   -----------------
Gain on sale of real estate          $        363,885     $     3,368,743     $     1,069,036
                                   ===================  ==================   =================

Note: The above table represents pretax gains from real estate sales and not the net earnings from Jefferson Ventures, Inc.

1999 Compared to 1998. During the year ended March 31, 1999, Jefferson Ventures, Inc. did not sell any land. The gain on sale of real estate held for development and sale represents deferred gains from previous sales that were able to be recognized in fiscal year 1999. At March 31, 1999, the White Oak development consisted of approximately 1,094 acres of open land. At March 31, the estimated market value of the property continues to exceed its carrying value of $2.0 million.

1998 Compared to 1997. As mentioned above, net gains increased by $2,300,000 in 1998. At March 31, 1998, the White Oak development also consisted of approximately 1,094 acres of open land.

In June 1996, the Company entered into an agreement to sell over time approximately 1,400 acres of the remaining land. The first closing under this contract occurred in June 1997 when the buyer purchased 400 acres. As a result of that closing, Jefferson Ventures recognized a gain of $3.3 million. The remaining land may be purchased by the buyer over an eight year period.

OTHER EXPENSES

1999 Compared to 1998. Other expenses increased during 1999 by $2,341,000 compared to the same period in 1998. The increase in other expenses is primarily related to the data processing conversion and consolidation of the loan and accounting operations. The increase in data processing expense of $711,000 is directly related to the conversion from three separate systems to one data processing system for the entire company. Included in this increase are termination fees, training, and conversion costs. The provision for other operating losses includes $501,000 provision for conversion losses and $274,000 for other loan losses related to a previous loss in 1997.

Occupancy and equipment expenses increased by $606,000 for the year ended March 31, 1999 as compared to 1998. These increases reflect the acquisition of three Wal-Mart store locations purchased as of December 31, 1998, significant repairs to the Newnan main office, the disposal of furniture and equipment in connection with the consolidation of data processing departments, and increased depreciation expense related to the new data processing system.

During fiscal year 1999, salaries and benefits decreased by $330,000 which reflects the conversion and consolidation of the Company's operations. This trend is expected to continue as the consolidation is completed and the results are realized in operating costs.

1998 Compared to 1997. Other expenses increased during 1998 by $1,978,000 compared to the same period in 1997. The significant increase is due to the full year of operating expenses for the two commercial banks included in the year ended March 31, 1998. This combined increase in other expenses related to the inclusion of First Citizens Bank of Fayette County and First Citizens Bank of Clayton County was $2,976,000. The increase in expenses attributable to the acquired banks was offset by the nonrecurring expenses in 1997 of the $772,000 SAIF assessment and the other operating loss of $982,000. All other items of other expenses increased approximately $756,000, of which $489,000 was an increase in salaries and benefits at First Citizens Bank-Newnan.

Amortization of goodwill was $372,000 for the year and relates to amortization of goodwill recorded in connection with the acquisition of the First Citizens Bank of Fayette County and First Citizens Bank of Clayton County. Goodwill is being amortized over a period of 20 years using the straight-line method.

BALANCE SHEET REVIEW

1999 Compared to 1998. Total assets increased in 1999 by $43.5 million, or 11.81%. The most significant increase in assets came in the growth of the loan portfolio, which grew $42.3 million, or 15.7%. Total interest-earning assets increased by $38 million, representing the shift from lower earning assets to loans. Interest bearing deposits in banks and Federal funds sold combined decreased $26.7 million while securities increased by $23.5 million. The most significant categories of growth in assets by Bank subsidiary is as follows:

                                         First                 First Citizens
                                     Citizens Bank           Bank of Georgia(1)
                                     -------------           ----------------
                                               (Dollars in Thousands)

               Total loans                $8,184                     $34,550
               Total securities           22,342                        (205)
               Total assets              $22,860                     $19,624

(1) First Citizens-Fayette and First Citizens-Clayton were merged together during the first quarter of 1999.

Total deposits increased by $39.4 million, or 12.4% which was used to fund the asset growth and reduce other borrowings. The most significant increase was in interest bearing demand accounts which increased from $62.8 million to $83.3 million, or $20.5 million. The deposit growth by Bank subsidiary is as follows:

                                      First                     First Citizens
                                  Citizens Bank                 Bank of Georgia
                                  -------------                 ---------------
                                            (Dollars in Thousands)

               Total deposits         $21,701                         $17,305

Federal Home Loan Bank advances decreased in 1999 by $1.3 million as various advances matured during the year. Other borrowings decreased by $820,000 in accordance with original amortization terms. Federal funds purchased increased by $1.4 million in 1999 and is used for short term cash needs.

Stockholders' equity increased by $3.6 million. This increase was funded by net earnings of $3.4 million, proceeds from issuance of stock of $1.3 million, less unrealized losses on securities of $32,000 and dividends declared of $1.04 million.

1998 Compared to 1997. Total assets increased in 1998 by $41.4 million, or 12.7%. The most significant increase in assets came in the growth of the loan portfolio, which grew $18.5 million, or 7.4%. Total interest-earning assets increased by $43.7 million. Interest bearing deposits in banks and Federal funds sold combined increased $23.0 million. The most significant categories of growth in assets by Bank subsidiary is as follows:

                                     NEWNAN             FAYETTE               CLAYTON
                               -------------------  -----------------    ------------------
                                                 (DOLLARS IN THOUSANDS)
Total loans                      $          9,554     $        5,781       $         3,016
Total securities                            3,977                532                (2,208)
Interest bearing deposits                  16,932                  -                     -
Federal funds sold                              -              2,450                 3,570
Total assets                               28,600              7,954                 4,825

Total deposits increased by $48.6 million, or 18% which was used to fund the asset growth and the reduction of other borrowings. The most significant increase was in other time deposits which increased from $124.0 million to $172.3 million, or $48.4 million. The deposit growth by Bank subsidiary is as follows:

                                     NEWNAN             FAYETTE               CLAYTON
                               -------------------  -----------------    ------------------
                                                 (DOLLARS IN THOUSANDS)
Total deposits                   $         36,235     $        6,256       $         5,804

Federal Home Loan Bank advances decreased in 1998 by $11.4 million as various advances matured during the year. Other borrowings increased by a net of $3.2 million, which was due to long term debt incurred at the holding company originally in the amount of $4,000,000. This debt is being amortized over five years.

Stockholders' equity increased by $7.0 million. This increase was funded by net earnings of $7.2 million, proceeds from exercise of stock options totaling $636,000, plus unrealized gains on securities of $155,000, less treasury stock purchased of $201,000 and dividends declared of $847,000.

SECURITIES PORTFOLIO

The carrying amounts of securities at the dates indicated are summarized as follows:

                                                                   (DOLLARS IN THOUSANDS)
                                           -----------------------------------------------------------------------
                                                                         MARCH 31,
                                           -----------------------------------------------------------------------
                                                   1999                     1998                     1997
                                           ----------------------  -----------------------   ---------------------
U.S. Treasury and other U.S. Government
    agencies and corporations                 $           46,252     $             33,997     $            31,865
State and municipal securities                             2,714                    2,841                   2,727
Equity securities                                         11,431                    1,422                   1,368
                                           ----------------------  -----------------------   ---------------------
                                              $           60,397     $             38,260     $            35,960
                                           ======================  =======================   =====================


The carrying amounts of securities in each category as of March 31, 1999 are shown in the following table according to maturity classifications. Equity securities are excluded from the table below because they have no contractual maturity.
                                                                (Dollars in Thousands)
                                             U.S. Treasury and Other
                                             U.S. Government Agencies              State and Municipal
                                                 and Corporations                      Securities
                                         ---------------------------------  ----------------------------------
                                            Carrying                           Carrying
                                             Amount            Yield            Amount            Yield
                                         ---------------- ----------------  ---------------- -----------------
One year or less                         $         4,492            5.27%   $             -               - %
After one year through five years                 28,941            5.20%               824             4.83%
After five years through ten years                10,234            5.84%             1,890             5.21%
After ten years                                    2,585            5.28%                 -               - %
                                         ---------------- ----------------  ---------------- -----------------
                                         $        46,252            5.35%    $        2,714             5.09%
                                         ================ ================  ================ =================

REGULATORY CAPITAL REQUIREMENTS

The Company and its subsidiary banks are subject to minimum capital standards as set forth by federal bank regulatory agencies.

The Company's capital for regulatory purposes differs from the Company's equity as determined under generally accepted accounting principles. Generally, "Tier 1" regulatory capital will equal capital as determined under generally accepted accounting principles less goodwill and any unrealized gains or losses on securities available for sale while "Tier 2" capital consists of the allowance for loan losses up to certain limitations. Risk based capital is the sum of Tier 1 and Tier 2 capital. The Company's capital ratios and required minimums at March 31, 1999 are shown below:

                                                  Minimum
                                                 Regulatory
                                                Requirement       Actual
                                           -----------------  ----------------
Tier 1 capital to risk adjusted assets               4.00%             10.53%
Risk based capital to risk adjusted assets           8.00%             11.79%
Tier 1 leverage ratio (to total assets)              3.00%              8.28%

First Citizens-Newnan is also subject to additional capital requirements of core capital of 3% of adjusted total assets and tangible capital of 1.5% of adjusted assets. These requirements are set forth by the Office of Thrift Supervision, its primary regulator. At March 31, 1999, the Bank was in compliance with these measures.

Total capital at the subsidiary banks also has an important effect on the amount of FDIC insurance premiums paid. Institutions not considered well capitalized can be subject to higher rates for FDIC insurance.

ASSET/LIABILITY MANAGEMENT

It is the Company's objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain officers within each subsidiary bank are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix.

Each subsidiary institution's asset/liability mix is monitored on a regular basis with a report reflecting the interest rate sensitive assets and interest rate sensitive liabilities being prepared and presented to the Board of Directors and management's Asset/Liability Committee on a quarterly basis. The objective is to monitor interest rate sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the Company's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the Company also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps") which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

                                         Analysis of Interest Sensitivity
                                               As of March 31, 1999
                                              (Dollars in Thousands)

                                                             0 - 3         3 - 12        1 - 5         OVER 5
                                                             MONTHS        MONTHS        YEARS         YEARS         TOTAL
                                                          ------------- ------------- ------------- ------------- -------------
     Interest-bearing deposits                            $      1,458  $          -  $          -  $          -  $      1,458
     Federal funds sold                                          4,270                                                   4,270
     Investment securities                                      14,657         6,662        34,114         4,964        60,397
     Loans held for sale                                         9,008             -             -             -         9,008
     Loans receivable, net (1)                                 160,223        36,889        73,513        30,737       301,362
                                                          ------------- ------------- ------------- ------------- -------------
              Total interest-earning assets               $    189,616  $     43,551  $    107,627  $     35,701  $    376,495
                                                          ------------- ------------- ------------- ------------- -------------
Interest-bearing liabilities:
     Interest-bearing demand deposits                           83,372             -             -             -        83,372
     Savings                                                    24,632             -             -             -        24,632
     Time deposits                                              42,927       107,123        48,064            30       198,144
     FHLB advances and other borrowings                          4,117           971         3,171           600         8,859
                                                          ------------- ------------- ------------- ------------- -------------
               Total interest-bearing liabilities              155,048       108,094        51,235           630       315,007
                                                          ------------- ------------- ------------- ------------- -------------

Interest rate sensitivity gap                             $     34,568  $   (64,543)  $     56,392  $     35,071  $     61,488
                                                          ============= ============= ============= ============= =============

Cumulative interest rate sensitivity gap                  $     34,568  $   (29,975)  $     26,417  $     61,488
                                                          ============= ============= ============= =============

Interest rate sensitivity gap ratio                               1.22          0.40          2.10         56.67
                                                          ============= ============= ============= =============

Cumulative interest rate sensitivity gap ratio                    1.22          0.89          1.08          1.20
                                                          ============= ============= ============= =============

(1) Includes nonaccrual loans.

The above table summarizes interest-sensitive assets and liabilities for the Company as of March 31, 1999. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities and anticipated prepayments. Investment securities are included in their period of maturity while mortgage backed securities are included according to expected repayment. Certificates of deposit, Federal Home Loan Bank advances, and notes payable are presented according to contractual maturity.

As shown in the above table, the cumulative interest sensitivity gap for the one year period is a negative $30 million. At March 31, 1999, the Company's cumulative one year interest rate sensitivity gap ratio was 89%. The Bank's targeted ratio is 80% to 120% in this time horizon. This indicates that the interest-earning assets will reprice during this period at a rate slower than the interest-bearing liabilities. The Company's experience has been that not all liabilities shown as being subject to repricing will in fact reprice with changes in market rates. The Company has a base of core deposits consisting of interest bearing checking accounts and passbook savings accounts whose average balances and rates paid thereon will not fluctuate with changes in the levels of market interest rates.

In conjunction with the Company's mortgage banking operation conducted through its subsidiary, exposure to changes in interest rates is managed by originating short-term or adjustable rate mortgages and construction loans to be held in the loan portfolio while originating fixed-rate mortgages underwritten to specifications such that they can be sold in the secondary market or to private investors. Fixed rate mortgages are sold to investors on a forward basis at the time the Company commits to a certain interest rate with the customer involved.

EFFECTS OF INFLATION

First Citizens' consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measure of financial position and operational results in terms of historic dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, since such prices are affected by inflation. The yield and maturity structure of the institution's assets and liabilities is critical to the maintenance of acceptable performance levels.

QUARTERLY RESULTS

                                                                          1999 FISCAL YEAR, QUARTER ENDED
                                                         JUNE 30       SEPTEMBER 30      DECEMBER 31        MARCH 31
                                                      --------------- ---------------- ----------------  ---------------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)
Interest income                                       $        7,826  $         7,983  $         8,050   $        6,709
Interest expense                                               3,704            3,772            3,655            3,712
Net interest income                                            4,122            4,211            4,395            2,997
Provision for credit losses                                       65               75            1,474                -
Securities gains                                                 208               15               59                7
Earnings before income taxes                                   1,943            1,879            (864)            1,994
Net income (loss)                                              1,339            1,270            (504)            1,271
Net income (loss) per share                                     0.48             0.45           (0.18)             0.45
Net income (loss) per share diluted                             0.44             0.43           (0.17)             0.43

                                                                          1998 FISCAL YEAR, QUARTER ENDED
                                                         JUNE 30       SEPTEMBER 30      DECEMBER 31        MARCH 31
                                                      --------------- ---------------- ----------------  ---------------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)
Interest income                                       $        6,568  $         6,850  $         7,166   $        7,322
Interest expense                                               2,969            3,119            3,351            3,536
Net interest income                                            3,599            3,731            3,815            3,786
Provision for credit losses                                       40               70               80               45
Securities (losses) gains                                        (3)                2                2                7
Earnings before income taxes                                   5,045            1,978            1,991            1,908
Net income                                                     3,228            1,309            1,361            1,317
Net income per share                                            1.18             0.47             0.49             0.48
Net income per share diluted                                    1.09             0.45             0.45             0.43

YEAR 2000 DISCLOSURES

The Year 2000 Issue: As the end of this century draws near, there is worldwide concern that Year 2000 technology problems may cause problems for the global economies. No country, government, business, or person is immune from the potential effects of Year 2000 problems. The Year 2000 problem arose because many existing computer systems and software programs use a two-digit year field. Because of this, some computers will not properly recognize the turn of the century. A computer with a two-digit year field may recognize the year 2000 as 1900. If not corrected, many computer applications could fail or miscalculate data, creating erroneous results.

The Company's State of Readiness: To address the Year 2000 problems, the Company formed a "Year 2000 Project Team" made up of key employees. This team has been charged with the responsibility of assessing the problem, overseeing corrective action, as well as testing the Year 2000 readiness of all equipment, software, and applications after upgrades have been made.

Critical systems, hardware, and software have received priority attention. As of March 31, 1999, all critical systems have been upgraded or replaced and the related software has been upgraded to meet Year 2000 standards and are presently in the "testing phase" to ensure proper functioning in a Year 2000 environment. These critical systems include core bank processing hardware and FiServ software as well as the communication system to the subsidiary banks' correspondent bank, and our automated new accounts and loan document preparation software. All critical station personal computers have been upgraded or replaced with Year 2000 compliant hardware and software. Several other software systems have been upgraded to be Year 2000 compliant and are currently in the testing phase.

Since the Company is heavily reliant on outside vendors for many services such as electricity, phone service, water, gas, ATM processing, bond accounting, and bank related forms, the company has developed a system of obtaining vendor information to help determine a vendor's state of Year 2000 readiness. The Company is in the process of obtaining and evaluating vendor provided information related to Year 2000.

Contingency Plans: Due to the critical nature of the core processing system and the automated platform for new accounts and loan document preparation, the Company has developed contingency plans that will be put into operation should any of these systems not pass Year 2000 readiness testing. These plans have been developed to minimize the impact of interruptions in business resulting from problems related to the Year 2000. These plans encompass several alternative means, including manual processing, to meet a minimum of services necessary to facilitate customers' banking needs.

Cost: After the assessment phase to determine the extent of the Year 2000 problem, the Board of Directors approved expenditures in excess of $1.2 million to address the Year 2000 issue. In order to ensure adequate funds are provided to resolve Year 2000 issues, including those that may not be presently known, the Year 2000 budget is subject to continuous review and amendment. Management does not expect the cost of remediation to vary significantly from our present budget, although there can be no assurances in this regard.

As of March 31, 1999, the Company has recognized expenditures of $1,221,000 in Year 2000 expenses. These expenditures breaks down as follows: $1,000 for testing of hardware and software, $1,200,000 system upgrade and replacement, and $20,000 on education, training, and customer awareness. The data processing system upgrade was in connection with a planned consolidation of the subsidiary banks to a common system.

Consequences of Year 2000 Problems: For a bank, Year 2000 problems could be a concern if loan or deposit interest accruals are not calculated properly. A Year 2000 caused disruption of business could cause the bank to lose a significant portion of its customer base. This could result in material adverse consequences for the Bank.

Another area of Year 2000 concern for the Bank is customer awareness and preparedness. In particular, loan customers who are not Year 2000 compliant could experience business interruptions which could affect their ability to repay debts owed to the Bank resulting in adverse bank performance. The customer awareness and education expenses have been incurred in an effort to insure customers are aware of the Year 2000 problem and understand the potential impact on their business. Loan customers considered to have Year 2000 exposure, that subject the bank to moderate potential credit risk were required to complete a questionnaire in order to assess their Year 2000 readiness. No customers were considered to pose a significant credit risk to the Bank.

The foregoing are forward-looking statements reflecting management's current assessment and estimates with respect to the Company's Year 2000 compliance efforts and the impact of Year 2000 issues on the Company's business and operations. Various factors could cause actual plans and results to differ materially from those contemplated by such assessments, estimates and forward-looking statements, many of which are beyond the control of the Company. Some of these factors include, but are not limited to representations by the Company's vendors and counterparties, technological advances, economic considerations, and consumer perceptions. The Company's Year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed only to U.S. dollar interest rate changes and accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company does not engage in any hedging activities or enter into any derivative instruments with a higher degree of risk than mortgage backed securities which are commonly passed through securities. Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk, and other market risks. Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk". The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of the Company's asset/liability management program, the timing of repriced assets and liabilities is referred to as Gap management. It is the policy of the Company to maintain Gap ratio in the one-year time horizon of .80 to 1.20. See "Asset/Liability Management". GAP management alone is not enough to properly manage interest rate sensitivity, because interest rates do not respond at the same speed or at the same level to market rate changes. For example, savings and money market rates are more stable than loans tied to a "Prime" rate and thus respond with less volatility to a market rate change. The Company uses a simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve month period is subjected to a 200 basis point increase and decrease in rate. The April model reflects an increase of 2% in net interest income and a 6% decrease in market value equity for a 200 basis point increase in rates. The same model shows a 2% decrease in net interest income and a 7% increase in market value equity for a 200 basis point decrease in rates. The Company's policy is to allow no more than +- 8% change in net interest income and no more than +- 25% change in market value equity for these scenarios. Therefore, the Company is within its policy guidelines and is protected from any significant impact due to market rate changes.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           FIRST CITIZENS CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL REPORT

                                 MARCH 31, 1999

                           FIRST CITIZENS CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL REPORT
                                 MARCH 31, 1999

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                     PAGE

INDEPENDENT AUDITOR'S REPORT.............................................1

FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS.........................................2
     CONSOLIDATED STATEMENTS OF INCOME...................................3
     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME.....................4
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY.....................5
     CONSOLIDATED STATEMENTS OF CASH FLOWS.........................6 AND 7
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................8-43

                          INDEPENDENT AUDITOR'S REPORT

--------------------------------------------------------------------------------


TO THE BOARD OF DIRECTORS
FIRST CITIZENS CORPORATION AND SUBSIDIARIES
NEWNAN, GEORGIA


                  We have audited the accompanying consolidated balance sheets of FIRST CITIZENS CORPORATION AND SUBSIDIARIES as of March 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Citizens Corporation and Subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for the three years then ended, in conformity with generally accepted accounting principles.



                                                      /s/ Mauldin & Jenkins, LLC




Atlanta, Georgia
May 19, 1999

                                                FIRST CITIZENS CORPORATION
                                                     AND SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEETS
                                                  MARCH 31, 1999 AND 1998

----------------------------------------------------------------------------------------------------------------------------
                                   ASSETS                                                1999                    1998
                                   ------                                    ----------------------   ---------------------
Cash and due from banks                                                       $          15,776,625    $         13,057,128
Interest-bearing deposits in banks                                                        1,457,872              18,603,707
Federal funds sold                                                                        4,270,000              13,840,000
Securities available-for-sale                                                            59,834,134              36,380,214
Securities held-to-maturity, at amortized cost, fair value $568,731
    and $1,881,250, respectively                                                            562,715               1,879,748
Loans held for sale                                                                       9,008,036               7,473,800
Loans receivable, net                                                                   296,349,982             256,310,581
Real estate held for development and sale                                                 2,320,521               2,320,521
Premises and equipment                                                                    8,179,945               7,371,409
Goodwill and other intangibles                                                            6,675,378               7,009,308
Other assets                                                                              6,832,948               3,565,672
                                                                              ----------------------   ---------------------

          TOTAL ASSETS                                                        $         411,268,156    $        367,812,088
                                                                              ======================   =====================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
    Noninterest-bearing demand                                                $          51,656,213    $         43,194,962
    Interest-bearing demand                                                              83,371,571              62,823,293
    Savings                                                                              24,632,052              20,516,630
    Time, $100,000 and over                                                              43,121,279              37,733,682
    Other time                                                                          155,022,525             154,113,488
                                                                              ----------------------   ---------------------
          Total deposits                                                                357,803,640             318,382,055
Federal funds purchased                                                                   1,400,000                       0
Federal Home Loan Bank advances                                                           5,059,329               6,382,660
Other borrowings                                                                          2,400,000               3,219,705
Other liabilities                                                                         4,280,873               3,067,797
                                                                              ----------------------   ---------------------
          Total liabilities                                                             370,943,842             331,052,217
                                                                              ----------------------   ---------------------
Commitments and contingencies

Stockholders' equity
    Preferred stock, no par value, 8,000,000 shares                                               0                       0
        authorized; none issued
    Common stock, $1 par value, 8,000,000 shares authorized;
        2,878,344 and 2,835,897 shares issued, respectively                               2,878,344               2,835,897
    Additional paid-in capital                                                           13,704,079              12,914,173
    Retained earnings                                                                    23,618,297              21,287,420
    Accumulated other comprehensive income                                                  123,594                 155,502
                                                                              ----------------------   ---------------------
                                                                                         40,324,314              37,192,992
    Less cost of 41,028 shares acquired for
     the treasury in 1998                                                                         0                -433,121
                                                                              ----------------------   ---------------------
          Total stockholders' equity                                                     40,324,314              36,759,871
                                                                              ----------------------   ---------------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $         411,268,156    $        367,812,088
                                                                              ======================   =====================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                              FIRST CITIZENS CORPORATION
                                                                   AND SUBSIDIARIES

                                                          CONSOLIDATED STATEMENTS OF INCOME
                                                      YEARS ENDED MARCH 31, 1999, 1998 AND 1997

---------------------------------------------------------------------------------------------------------------------
                                                  1999                       1998                      1997
                                          ----------------------     ---------------------     ----------------------
INTEREST INCOME:
    Loans                                 $          26,197,732      $         24,923,405      $          15,985,095
    Interest-bearing deposits in banks                1,063,892                   307,366                    211,910
    Taxable securities                                2,315,708                 1,982,325                  1,088,863
    Nontaxable securities                               128,817                   141,052                     88,495
    Federal funds sold                                  862,038                   551,829                    157,271
                                          ----------------------     ---------------------     ----------------------
          TOTAL INTEREST INCOME                      30,568,187                27,905,977                 17,531,634
                                          ----------------------     ---------------------     ----------------------

INTEREST EXPENSE:
    Deposits                                         14,207,964                11,898,718                  7,442,806
    Other borrowings                                    635,476                 1,076,504                    692,404
                                          ----------------------     ---------------------     ----------------------
          TOTAL INTEREST EXPENSE                     14,843,440                12,975,222                  8,135,210
                                          ----------------------     ---------------------     ----------------------

          NET INTEREST INCOME                        15,724,747                14,930,755                  9,396,424
Provision for loan losses                             1,614,000                   235,000                    185,000
                                          ----------------------     ---------------------     ----------------------
          NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES                14,110,747                14,695,755                  9,211,424
                                          ----------------------     ---------------------     ----------------------

OTHER INCOME:
    Loan servicing and other fees                       205,671                   291,271                    453,628
    Deposit and other service charge
      income                                          1,676,707                 1,493,830                    969,151
    Gain on sale of loans                               760,749                 1,012,326                    810,110
    Gain on sale of real estate held
      for development and sale                          363,885                 3,368,743                  1,069,036
    Net realized gains on sale of
      securities available-for-sale                     288,529                     8,488                          0
    Other operating income                              486,077                   651,261                    334,289
                                          ----------------------     ---------------------     ----------------------
          TOTAL OTHER INCOME                          3,781,618                 6,825,919                  3,636,214
                                          ----------------------     ---------------------     ----------------------

OTHER EXPENSES:
    Salaries and benefits                             4,986,199                 5,316,318                  3,272,574
    Occupancy and equipment expenses                  2,113,143                 1,507,509                  1,118,608
    Federal insurance premiums
      and assessments                                   121,609                   110,771                    999,651
    Data processing                                   1,266,350                   555,118                    306,836
    Goodwill amortization                               371,929                   371,913                    210,079
    Provision for other operating losses                775,000                         0                    982,000
    Other operating expenses                          3,306,594                 2,737,840                  1,721,495
                                          ----------------------     ---------------------     ----------------------
          TOTAL OTHER EXPENSES                       12,940,824                10,599,469                  8,611,243
                                          ----------------------     ---------------------     ----------------------

          INCOME BEFORE INCOME TAXES                  4,951,541                10,922,205                  4,236,395

INCOME TAX EXPENSE                                    1,575,687                 3,707,334                  1,584,709
                                          ----------------------     ---------------------     ----------------------

          NET INCOME                      $           3,375,854      $          7,214,871      $           2,651,686
                                          ======================     =====================     ======================

BASIC EARNINGS PER COMMON SHARE           $                1.20      $               2.62      $                1.15
                                          ======================     =====================     ======================


DILUTED EARNINGS PER COMMON SHARE         $                1.13      $               2.42      $                1.05
                                          ======================     =====================     ======================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                              FIRST CITIZENS CORPORATION
                                                                   AND SUBSIDIARIES

                                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                      YEARS ENDED MARCH 31, 1999, 1998 AND 1997

-----------------------------------------------------------------------------------------------------------------------------------
                                                                        1999                       1998                     1997
                                                                 --------------------     --------------------    -----------------
NET INCOME                                                       $         3,375,854      $     7,214,871     $          2,651,686
                                                                 --------------------     --------------------    -----------------

OTHER COMPREHENSIVE INCOME (LOSS):

    Unrealized gains on securities available-for-sale:

        Unrealized holding gains arising during period, net of
            tax of $81,295, $86,960, and 1,494, respectively                 156,089              160,524                      651

         Reclassification adjustment for gains realized
            in net income, net of  tax of $100,532, $3,007,
            and $ - - , respectively                                        -187,997               -5,481                        -
                                                                 --------------------     --------------------    -----------------

OTHER COMPREHENSIVE INCOME (LOSS)                                            -31,908              155,043                      651
                                                                 --------------------     --------------------    -----------------

COMPREHENSIVE INCOME                                             $         3,343,946      $     7,369,914         $      2,652,337
                                                                 ====================     ====================    =================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                              FIRST CITIZENS CORPORATION
                                                   AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       YEARS ENDED MARCH 31, 1999, 1998 AND 1997

------------------------------------------------------------------------------------------------------------------------
                                                                                                       ADDITIONAL
                                                                   COMMON STOCK                          PAID-IN
                                                     -----------------------------------------
                                                         SHARES                PAR VALUE                 CAPITAL
                                                     ----------------     --------------------    ----------------------

BALANCE AT MARCH 31, 1996                                  1,458,307      $         1,458,307     $           5,853,830
    Net income                                                     0                        0                         0
    Shares issued in acquisition                             358,763                  358,763                 7,165,759
    Exercise of stock options                                 23,605                   23,605                   253,973
    Purchase of treasury stock                                     0                        0                         0
    Other comprehensive income                                     0                        0                         0
    Dividends declared, $.29 per share                             0                        0                         0
                                                     ----------------     --------------------    ----------------------
BALANCE AT MARCH 31, 1997                                  1,840,675                1,840,675                13,273,562
    Net income                                                     0                        0                         0
    3 for 2 stock split                                      927,591                  927,591                  -927,591
    Exercise of stock options                                 67,631                   67,631                   568,202
    Purchase of treasury stock                                     0                        0                         0
    Other comprehensive income                                     0                        0                         0
    Dividends declared, $.31 per share                             0                        0                         0
                                                     ----------------     --------------------    ----------------------
BALANCE AT MARCH 31, 1998                                  2,835,897                2,835,897                12,914,173
    Net income                                                     0                        0                         0
    Exercise of stock options                                 83,475                   83,475                 1,181,999
    Retirement of treasury stock                             -41,028                  -41,028                  -392,093
    Other comprehensive loss                                       0                        0                         0
    Dividends declared, $.36 per share                             0                        0                         0
                                                     ----------------     --------------------    ----------------------
BALANCE AT MARCH 31, 1999                                  2,878,344      $         2,878,344     $          13,704,079
                                                     ================     ====================    ======================


                                           -----------------------------------------------------------------------------------------

                                                                           ACCUMULATED
                                                                              OTHER                        TREASURY STOCK
                                                 RETAINED                 COMPREHENSIVE          ----------------------------------
                                                 EARNINGS                 INCOME (LOSS)             SHARES               COST
                                           ----------------------    ------------------------    -------------    -----------------
BALANCE AT MARCH 31, 1996                  $          12,954,052     $                  -192                0     $            0
    Net income                                         2,651,686                           0                0                  0
    Shares issued in acquisition                               0                           0                0                  0
    Exercise of stock options                                  0                           0                0                  0
    Purchase of treasury stock                                 0                           0           11,300           -231,650
    Other comprehensive income                                 0                         651                0                  0
    Dividends declared, $.29 per share                  -686,113                           0                0                  0
                                           ----------------------    ------------------------    -------------    --------------
BALANCE AT MARCH 31, 1997                             14,919,625                         459           11,300           -231,650
    Net income                                         7,214,871                           0                0                  0
    3 for 2 stock split                                        0                           0           12,900                  0
    Exercise of stock options                                  0                           0                0                  0
    Purchase of treasury stock                                 0                           0           16,828           -201,471
    Other comprehensive income                                 0                     155,043                0                  0
    Dividends declared, $.31 per share                  -847,076                           0                0                  0
                                           ----------------------    ------------------------    -------------    --------------
BALANCE AT MARCH 31, 1998                             21,287,420                     155,502           41,028           -433,121
    Net income                                         3,375,854                           0                0                  0
    Exercise of stock options                                  0                           0                0                  0
    Retirement of treasury stock                               0                           0          -41,028            433,121
    Other comprehensive loss                                   0                     -31,908                0                  0
    Dividends declared, $.36 per share                -1,044,977                           0                0                  0
                                           ----------------------    ------------------------    -------------    --------------
BALANCE AT MARCH 31, 1999                  $          23,618,297     $               123,594                0     $            0
                                           ======================    ========================    =============    ==============

                                         ---------------------------
                                                      TOTAL
                                                  STOCKHOLDERS'

                                                   EQUITY
                                            ----------------------

BALANCE AT MARCH 31, 1996                  $          20,265,997
    Net income                                         2,651,686
    Shares issued in acquisition                       7,524,522
    Exercise of stock options                            277,578
    Purchase of treasury stock                          -231,650
    Other comprehensive income                               651
    Dividends declared, $.29 per share                  -686,113
                                          ----------------------
BALANCE AT MARCH 31, 1997                             29,802,671
    Net income                                         7,214,871
    3 for 2 stock split                                        0
    Exercise of stock options                            635,833
    Purchase of treasury stock                          -201,471
    Other comprehensive income                           155,043
    Dividends declared, $.31 per share                  -847,076
                                           ----------------------
BALANCE AT MARCH 31, 1998                             36,759,871
    Net income                                         3,375,854
    Exercise of stock options                          1,265,474
    Retirement of treasury stock                               0
    Other comprehensive loss                             -31,908
    Dividends declared, $.36 per share                -1,044,977
                                           ----------------------
BALANCE AT MARCH 31, 1999                  $          40,324,314
                                           ======================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                              FIRST CITIZENS CORPORATION
                                                                   AND SUBSIDIARIES

                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      YEARS ENDED MARCH 31, 1999, 1998 AND 1997

------------------------------------------------------------------------------------------------------------------
                                                                            1999                     1998
                                                                     --------------------     --------------------
OPERATING ACTIVITIES
    Net income                                                       $         3,375,854      $         7,214,871
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation                                                           1,015,480                  610,361
        Amortization of goodwill and other intangibles                           476,852                  439,191
        Amortization of purchase adjustments                                      22,854                 -270,138
        Net realized gains on sale of securities available-for-sale             -288,529                   -8,488
        Provision for loan losses                                              1,614,000                  235,000
        Provision for losses on real estate held for development                       0                   25,000
        Deferred income taxes (benefits)                                        -371,264                  174,090
        (Increase) decrease in loans held for sale                            -1,534,236                  484,871
        Net gain on sale of real estate held for development                    -363,885               -3,368,743
        Net (gain) loss on sale of other real estate owned                        26,690                   -3,667
        Increase  in interest receivable                                        -180,267                 -206,166
        Increase (decrease) in interest payable                                  519,968                  177,924
        Increase (decrease) in taxes payable                                    -813,974                  680,081
        Other operating activities                                              -624,591               -1,745,098
                                                                     --------------------     --------------------

              Net cash provided by operating activities                        2,874,952                4,439,089
                                                                     --------------------     --------------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                               -50,900,241              -29,480,346
    Proceeds from maturities of securities available-for-sale                 17,259,199               13,725,839
    Proceeds from sales of securities available-for-sale                      10,424,506               11,710,465
    Proceeds from maturities of securities held-to-maturity                    1,317,033                2,269,809
    Net (increase) decrease in interest-bearing deposits in banks             17,145,835              -16,932,181
    Net (increase) decrease in Federal funds sold                              9,570,000               -6,020,000
    Net increase in loans                                                    -43,034,746              -19,616,427
    Proceeds from sales of real estate held for development                            0                4,314,750
    Proceeds from sales of other real estate owned                               220,194                  770,642
    Purchase of intangibles                                                            0                        0
    Net cash acquired in acquisitions                                            703,490                        0
    Acquisition of subsidiary                                                          0                        0
    Reduction of payable to stockholders of acquired subsidiary                        0               -5,112,287
    Purchase of premises and equipment                                        -1,824,016                 -958,617
    Proceeds from sales of premises and equipment                                      0                    1,386
                                                                     --------------------     --------------------

              Net cash used in investing activities                          -39,118,746              -45,326,967
                                                                     --------------------     --------------------

FINANCING ACTIVITIES
    Net increase in deposits                                                  39,421,585               48,647,645
    Net increase in Federal funds purchased                                    1,400,000                        0
    Proceeds from other borrowings                                                     0                4,000,000
    Repayment of other borrowings                                               -819,705                 -818,243
    Net decrease in Federal Home Loan Bank advances                           -1,323,331              -11,384,684
    Dividends paid                                                              -980,732                 -800,324
    Purchase of treasury stock                                                         0                 -201,471
    Proceeds from issuance of common stock                                     1,265,474                  635,833
                                                                     --------------------     --------------------

          Net cash provided by financing activities                           38,963,291               40,078,756
                                                                     --------------------     --------------------


----------------------------------------------------------------------------------------
                                                                           1997
                                                                   ---------------------
OPERATING ACTIVITIES
    Net income                                                     $          2,651,686
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation                                                            431,370
        Amortization of goodwill and other intangibles                          282,789
        Amortization of purchase adjustments                                    -99,946
        Net realized gains on sale of securities available-for-sale                   0
        Provision for loan losses                                               185,000
        Provision for losses on real estate held for development                      0
        Deferred income taxes (benefits)                                       -583,239
        (Increase) decrease in loans held for sale                              -79,793
        Net gain on sale of real estate held for development                 -1,405,951
        Net (gain) loss on sale of other real estate owned                     -165,162
        Increase  in interest receivable                                       -134,892
        Increase (decrease) in interest payable                                 -20,810
        Increase (decrease) in taxes payable                                    -52,685
        Other operating activities                                            1,675,451
                                                                   ---------------------

              Net cash provided by operating activities                       2,683,818
                                                                   ---------------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                               -1,992,068
    Proceeds from maturities of securities available-for-sale                26,319,356
    Proceeds from sales of securities available-for-sale                              0
    Proceeds from maturities of securities held-to-maturity                   4,982,995
    Net (increase) decrease in interest-bearing deposits in banks            -1,147,153
    Net (increase) decrease in Federal funds sold                               690,000
    Net increase in loans                                                   -23,313,078
    Proceeds from sales of real estate held for development                   1,349,495
    Proceeds from sales of other real estate owned                              841,579
    Purchase of intangibles                                                     -51,268
    Net cash acquired in acquisitions                                         5,631,880
    Acquisition of subsidiary                                               -13,716,878
    Reduction of payable to stockholders of acquired subsidiary                       0
    Purchase of premises and equipment                                         -187,037
    Proceeds from sales of premises and equipment                                89,338
                                                                   ---------------------

              Net cash used in investing activities                            -502,839
                                                                   ---------------------

FINANCING ACTIVITIES
    Net increase in deposits                                                 15,618,437
    Net increase in Federal funds purchased                                           0
    Proceeds from other borrowings                                                    0
    Repayment of other borrowings                                               -16,891
    Net decrease in Federal Home Loan Bank advances                         -12,521,455
    Dividends paid                                                             -655,650
    Purchase of treasury stock                                                 -231,650
    Proceeds from issuance of common stock                                      277,578
                                                                   ---------------------

          Net cash provided by financing activities                           2,470,369
                                                                   ---------------------

                                                              FIRST CITIZENS CORPORATION
                                                                   AND SUBSIDIARIES

                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      YEARS ENDED MARCH 31, 1999, 1998 AND 1997

-------------------------------------------------------------------------------------------------------------------------------
                                                               1999                    1998                      1997
                                                        --------------------    --------------------     ----------------------
Net increase (decrease) in cash and due from banks      $         2,719,497     $          -809,122      $           4,651,348

Cash and due from banks at beginning of year                     13,057,128              13,866,250                  9,214,902
                                                        --------------------    --------------------     ----------------------

Cash and due from banks at end of year                  $        15,776,625     $        13,057,128      $          13,866,250
                                                        ====================    ====================     ======================

SUPPLEMENTAL DISCLOSURES
Cash paid for:
        Interest                                        $        14,323,472     $        12,797,298      $           8,156,020
                                                        ====================    ====================     ======================

        Income taxes                                    $         2,760,925     $         2,853,163      $           2,220,633
                                                        ====================    ====================     ======================

BUSINESS COMBINATION AND BRANCH ACQUISITIONS
    Net cash acquired                                   $           703,490     $                 0      $           5,631,880
    Federal funds sold                                                    0                       0                  8,510,000
    Securities available-for-sale                                         0                       0                 31,866,018
    Loans receivable                                                      0                       0                 91,435,309
    Premises and equipment                                          803,151                       0                  4,636,520
    Goodwill and deposit premiums                                   102,210                       0                  7,477,005
    Other assets                                                     82,416                       0                  1,898,322
    Deposits                                                    -28,866,285                       0               -123,602,741
    Advances from Federal Home Loan Bank                                  0                       0                   -855,533
    Other liabilities                                              -286,445                       0                   -643,093
                                                        --------------------    --------------------     ----------------------

          Net assets acquired (liabilities assumed)     $       -27,461,463     $                 0      $          26,353,687
                                                        ====================    ====================     ======================

SUPPLEMENTAL DISCLOSURES OF
    NONCASH INVESTING ACTIVITIES
    Sales of real estate financed by
        loans from the Company                          $                 0     $                 0      $             504,500
    Principal balances of loans transferred
        to other real estate                            $         1,381,345     $           467,259      $             734,749
    Unrealized (gains) losses on securities
        available-for-sale                              $            51,145     $          -238,996      $              -2,145
    Common stock issued in connection with acquisitions
        of subsidiaries                                 $                 0     $                 0      $           7,524,522
    Merger consideration payable to stockholders
        of acquired subsidiary                          $                 0     $                 0      $           5,112,287


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           FIRST CITIZENS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  NATURE OF BUSINESS

                     First Citizens Corporation (the "Company") is a bank and thrift holding company whose business is conducted by its wholly-owned subsidiaries, First Citizens Bank (the "Thrift") located in Newnan, Georgia, First Citizens Bank of Georgia (the "Bank") located in Fayetteville, Georgia. During the first calendar quarter of 1999, First Citizens Bank of Fayette County and First Citizens Bank of Clayton County merged to form First Citizens Bank of Georgia. The Thrift and Bank are collectively referred to as banking subsidiaries.

                     First Citizens Bank is a Federally chartered thrift with operations in Newnan, Georgia. The Thrift provides a full range of banking services to individual and corporate customers in its primary market areas of Coweta, Fayette and Troup Counties. Citizens Mortgage Group, Inc. is a wholly-owned subsidiary of First Citizens Bank. Citizens Mortgage Group, Inc. provides selected mortgage lending services within the same market areas.

                     Newnan Financial Services, Inc. is a wholly-owned service corporation of First Citizens Bank and provides real estate appraisal services. Jefferson Ventures, Inc. is a wholly-owned subsidiary of Newnan Financial Services, Inc. and is involved primarily in the holding and sale of undeveloped real estate in its primary market area of Coweta County.

                     First Citizens Bank of Georgia is a state chartered commercial bank with operations in Fayetteville and Riverdale, Georgia. The Bank provides a full range of banking services to individual and corporate customers in their primary market areas of Fayette, Clayton, and Henry Counties and the south metropolitan Atlanta area.

                  BASIS OF PRESENTATION

                     The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and accounts are eliminated in consolidation.

                     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  CASH AND DUE FROM BANKS

                     Cash on hand, cash items in process of collection and amounts due from banks are included in cash and due from banks.

                     The Company and its subsidiaries maintain amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

                  SECURITIES

                     Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in stockholders' equity, net of tax. Equity securities without a readily determinable fair value are included in securities available-for-sale and carried at cost.

                     Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sale of securities are determined using the specific identification method.

                  LOANS HELD FOR SALE

                     Loans held for sale consist primarily of mortgage loans which are carried at the lower of aggregate cost or fair value. The determination of fair value includes consideration of outstanding commitments from investors, related origination fees and costs and commitment fees paid. Gains and losses are recognized at settlement dates and are determined by the difference between the selling price and the carrying value of the loans sold. The Company sells primarily its fixed rate mortgage loan originations, on a servicing released basis. The Company's practice is to originate mortgage loans subject to existing purchase commitments from third party investors.

                  LOANS

                     Loans are carried at their principal amounts outstanding less unearned income and fees and the allowance for loan losses. Interest income on loans is credited to income based on the principal amount outstanding.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  LOANS (CONTINUED)

                     Loan origination fees and certain direct costs incurred in originating loans are deferred and recognized as income over the life of the loan.

                     The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio. This evaluation is inherently subjective as it requires material estimates that are susceptible to significant changes including the amounts and timing of future cash flows expected to be received on impaired loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

                     The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When accrual of interest is discontinued, all unpaid accrued interest is reversed against current income. Interest income is subsequently recognized only to the extent cash payments are received.

                     A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  LOANS (CONTINUED)

                     The Company considers the following type loans to be impaired:

                     (1)   all nonaccrual loans,

                     (2) loans that have been restructured in a troubled debt restructuring provided that the restructured loan agreement specifies an interest rate that is less than the Company would be willing to accept at the time of the restructuring for a new loan with comparable risk or the loan becomes impaired based on the terms specified by the restructured loan agreement, and

                     (3) any other loan in which management does not expect to collect all contractual principal and interest payments in accordance with the terms of the loan agreement.

                     The Company has not identified large groups of smaller-balance homogeneous loans which are collectively evaluated for impairment. Any loan that meets the characteristics as described above are considered to be impaired regardless of loan type or balance.

                  PREMISES AND EQUIPMENT

                     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

                  OTHER REAL ESTATE OWNED

                     Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is carried at the lower of the recorded amount of the loan or fair value of the properties less estimated selling costs. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Subsequent gains or losses on sale and any subsequent writedown to the fair value are recorded in current operating income.

                  REAL ESTATE HELD FOR DEVELOPMENT AND SALE

                     Real estate held for development and sale are carried at the lower of cost or net realizable value. Carrying costs associated with the properties under development are capitalized as part of the construction costs during the construction period.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  REAL ESTATE HELD FOR DEVELOPMENT AND SALE (CONTINUED)

                     Sales of real estate are recognized upon closing. The recognition of gains and losses is dependent upon and determined by the terms and conditions of the sale and whether the Company has provided financing to facilitate such sales. If the transaction does not meet the initial investment requirements of Statement of Financial Accounting Standards (SFAS) No. 66, "Accounting for Sales of Real Estate", income recognition is deferred until such requirements are met. Gains recognized or deferred are based on the proceeds from sale, less selling costs and the carrying value of the real estate, including carrying costs. Any losses are recognized at time of sale.

                  GOODWILL AND OTHER INTANGIBLES

                     Goodwill and other intangibles consist of goodwill and deposit base premiums related to bank and branch acquisitions. Goodwill is being amortized by the straight-line method over 20 years. Deposit base premiums are being amortized over 10 years.

                  INCOME TAXES

                     Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

                     Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur in the near term.

                     The Company and subsidiaries file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  EARNINGS PER COMMON SHARE

                     Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options.

                  COMPREHENSIVE INCOME

                     In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The Company has elected to report comprehensive income in a separate financial statement titled "Consolidated Statements of Comprehensive Income". SFAS No. 130 describes comprehensive income as the total of all components of comprehensive income including net income. This statement uses other comprehensive income to refer to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, the Company's other comprehensive income consists of items previously reported directly in equity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As required by SFAS No. 130, the financial statements for the prior year have been reclassified to reflect application of the provisions of this statement. The adoption of this statement did not affect the Company's financial position, results of operations or cash flows.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  RECENT DEVELOPMENTS

                     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is required to be adopted for fiscal years beginning after June 15, 1999. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the Company's earnings or financial position.

NOTE 2.  SECURITIES

                  The amortized cost and fair value of securities are summarized as follows:

                                                                                  GROSS           GROSS
                                                                AMORTIZED       UNREALIZED     UNREALIZED          FAIR
                                                                  COST            GAINS          LOSSES            VALUE
                                                             ----------------  -------------  --------------  ----------------
                 SECURITIES AVAILABLE-FOR-SALE
                    MARCH 31, 1999:
                    U. S. GOVERNMENT AND AGENCY SECURITIES   $    31,879,596   $     29,162   $    (74,651)   $    31,834,107
                    STATE AND MUNICIPAL SECURITIES                 2,551,364        162,355               -         2,713,719
                    MORTGAGE-BACKED SECURITIES                    13,782,302         82,279         (9,458)        13,855,123
                    EQUITY SECURITIES                             11,431,185              -               -        11,431,185
                                                             ----------------  -------------  --------------  ----------------
                                                             $    59,644,447   $    273,796   $    (84,109)   $    59,834,134
                                                             ================  =============  ==============  ================

                    March 31, 1998:
                    U. S. Government and agency securities   $    27,490,368   $    148,527   $    (32,475)   $    27,606,420
                    State and municipal securities                 2,730,648        110,408            (42)         2,841,014
                    Mortgage-backed securities                     4,496,557         21,740         (7,326)         4,510,971
                    Equity securities                              1,421,809              -               -         1,421,809
                                                             ----------------  -------------  --------------  ----------------
                                                             $    36,139,382   $    280,675   $    (39,843)   $    36,380,214
                                                             ================  =============  ==============  ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2.  SECURITIES (CONTINUED)

                                                                                  GROSS           GROSS
                                                               AMORTIZED       UNREALIZED       UNREALIZED         FAIR
                                                                 COST             GAINS           LOSSES           VALUE
                                                            ----------------  --------------  ---------------  --------------
                     SECURITIES HELD-TO-MATURITY
                        MARCH 31, 1999:
                           MORTGAGE-BACKED SECURITIES       $       562,715   $       6,016   $            -   $     568,731
                                                            ================  ==============  ===============  ==============

                        March 31, 1998:
                           Mortgage-backed securities       $     1,879,748   $       4,464   $      (2,962)   $   1,881,250
                                                            ================  ==============  ===============  ==============

                  The amortized cost and fair value of securities as of March
                  31, 1999 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities and equity securities are not included in the maturity categories in the following summary.

                                                        SECURITIES AVAILABLE-FOR-SALE          SECURITIES HELD-TO-MATURITY
                                                      -----------------------------------    ---------------------------------
                                                         AMORTIZED            FAIR             AMORTIZED            FAIR
                                                            COST              VALUE               COST             VALUE
                                                      -----------------  ----------------    ---------------   ---------------
                       Due in one year or less        $      6,991,275   $     7,010,722     $            -    $            -
                       Due from one to five years           24,511,756        24,465,461                  -                 -
                       Due from five to ten years            2,414,017         2,517,062                  -                 -
                       Due after ten years                     513,912           554,581                  -                 -
                       Mortgage-backed securities           13,782,302        13,855,123            562,715           568,731
                       Equity securities                    11,431,185        11,431,185                  -                 -
                                                      -----------------  ----------------    ---------------   ---------------
                                                      $     59,644,447   $    59,834,134     $      562,715    $      568,731
                                                      =================  ================    ===============   ===============

                  Securities with a carrying value of $3,185,948 and $4,163,027 at March 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2.  SECURITIES (CONTINUED)

                  Gains and losses on sales of securities available-for-sale consist of the following:

                                                               MARCH 31,
                                           ----------------------------------------------------
                                                 1999               1998              1997
                                           ---------------    ---------------   ---------------
                      Gross gains          $      288,792     $        8,802    $            -
                      Gross losses                  (263)              (314)                 -
                                           ---------------    ---------------   ---------------
                      Net realized gains   $      288,529     $        8,488    $            -
                                           ===============    ===============   ===============


NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

                  The composition of loans is summarized as follows:

                                                                   MARCH 31,
                                                     ---------------------------------------
                                                             1999                 1998
                                                     ------------------    -----------------
                      Commercial                     $      31,319,569     $     43,361,665
                      Real estate - construction           100,441,568           80,203,250
                      Real estate - mortgage               147,339,556          116,251,074
                      Consumer and other                    22,783,775           21,340,819
                                                     ------------------    -----------------
                                                           301,884,468          261,156,808
                      Less:
                         Unearned income and fees              522,702              994,535
                         Allowance for loan losses           5,011,784            3,851,692
                                                     ------------------    -----------------

                                                     $     296,349,982     $    256,310,581
                                                     ==================    =================

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

                  Changes in the allowance for loan losses for the years ended March 31 are as follows:

                                                                              1999              1998              1997
                                                                       ----------------  -----------------  ----------------
                       BALANCE, BEGINNING OF YEAR                      $     3,851,692   $      3,739,222   $     1,371,416
                          Allowance acquired in acquisitions                         -                  -         2,325,393
                          Provision for loan losses                          1,614,000            235,000           185,000
                          Loans charged off                                  (653,129)          (410,279)         (147,693)
                          Recoveries of loans previously charged off           199,221            287,749             5,106
                                                                       ----------------  -----------------  ----------------
                       BALANCE, END OF YEAR                            $     5,011,784   $      3,851,692   $     3,739,222
                                                                       ================  =================  ================

                  The total recorded investment in impaired loans was $1,999,505 and $2,331,766 at March 31, 1999 and 1998, respectively. Included in these loans were $619,483 and $2,165,439 that had specific allowances for loan losses of $111,653 and $530,179 at March 31, 1999 and 1998, respectively. The average recorded investment in impaired loans for the year ended March 31, 1999 and 1998 was $4,061,351 and $2,931,116, respectively. Interest income on impaired loans of $105,749, $115,634, and $136,310 was recognized for cash payments received for the years ended March 31, 1999, 1998 and 1997, respectively.

                  The Company has granted loans to certain related parties, including directors, executive officers and their related entities. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended March 31, 1999 are as follows:


                      BALANCE, BEGINNING OF YEAR                           $      6,101,421
                         Advances                                                 4,845,788
                         Repayments                                             (3,729,490)
                         Transactions due to changes in related parties         (1,297,836)
                                                                           -----------------
                      BALANCE, END OF YEAR                                 $      5,919,883
                                                                           =================

                  As of March 31, 1999 and 1998, the Company was servicing loans for others with approximate balances of $71,403,000 and $102,489,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4.  PREMISES AND EQUIPMENT

                  Premises and equipment are summarized as follows:

                                                                          MARCH 31,
                                                            --------------------------------------
                                                                   1999                 1998
                                                            -----------------    -----------------
                      Land                                  $      2,029,781     $      2,042,999
                      Buildings and improvements                   7,103,790            6,551,049
                      Furniture, fixtures and equipment            3,346,396            5,219,304
                      Computer equipment                           1,392,872            1,116,379
                                                            -----------------    -----------------
                                                                  13,872,839           14,929,731
                      Less accumulated depreciation                5,692,894            7,558,322
                                                            -----------------    -----------------
                                                            $      8,179,945     $      7,371,409
                                                            =================    =================

NOTE 5.  DEPOSIT ACCOUNTS

                  A summary of time deposits by maturity as of March 31, 1999 is as follows:

                      2000              $      150,049,982
                      2001                      39,904,221
                      2002                       3,520,654
                      2003                       1,980,730
                      2004                       2,658,214
                      Thereafter                    30,003
                                        -------------------
                                        $      198,143,804
                                        ===================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 6.  FEDERAL HOME LOAN BANK ADVANCES

                  Federal Home Loan Bank advances consist of the following:

                                                               MARCH 31,
                                                      --------------------------
                                                         1999          1998
                                                      ------------  ------------

                     Federal Home Loan Bank advances  $ 5,059,329   $ 6,382,660
                                                      ============  ============

                  The advances have maturity dates ranging from April 12, 1999 through April 12, 2004. Interest is payable monthly at rates ranging from 5.41% to 7.80%. Advances are collateralized by blanket floating liens on qualifying first mortgages and pledges of certain securities and the Company's Federal Home Loan Bank stock.

                  Aggregate maturities of Federal Home Loan Bank advances at March 31, 1999 are as follows:

                      2000                             $    1,288,591
                      2001                                  1,285,258
                      2002                                    750,345
                      2003                                    648,649
                      2004                                    486,486
                      Thereafter                              600,000
                                                       ---------------
                              Total                    $    5,059,329
                                                       ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7.  OTHER BORROWINGS

                  Other borrowings consist of the following:

                                                                                                       MARCH 31,
                                                                                           ----------------------------------
                                                                                                 1999               1998
                                                                                           ---------------    ---------------
                       8% purchase money promissory note payable by the Thrift
                          in annual instalments of $21,279, including interest
                          beginning April 21, 1991 through April 21, 1998                  $            -     $       19,705

                       Term note payable by the Company, due in ten semi-annual
                          instalments of $400,000 with interest due quarterly,
                          at prime less seventy-five basis points (7.00% at
                          March 31, 1999) , collateralized by 200,000 shares of
                          common stock of the Bank and 300,000 shares of common
                          stock of the Thrift, matures March 31, 2002.                          2,400,000          3,200,000
                                                                                           ---------------    ---------------
                                                                                           $    2,400,000     $    3,219,705
                                                                                           ===============    ===============

                    Aggregate maturities of other borrowings at March 31, 1999 are as follows:

                        2000                                                                                  $       800,000
                        2001                                                                                          800,000
                        2002                                                                                          800,000
                                                                                                              ----------------
                                                                                                              $     2,400,000
                                                                                                              ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 8.  RETIREMENT PLANS AND EMPLOYEE BENEFITS

                  EMPLOYEE BENEFIT PLANS

                  401(K) PLAN

                     The Company has a 401(k) plan which permits eligible employees to make discretionary contributions to the plan of up to 15 percent of total compensation. The Company matches the employee's contributions 100 percent up to 4 percent, not to exceed $2,750 per year, of the employee's base annual salary. The Company recognized $146,634, $75,023 and $49,211 in expense related to its obligation under the plan for the years ended March 31, 1999, 1998 and 1997, respectively. In addition, upon approval of the Board of Directors, the Company may make an annual discretionary profit-sharing contribution to all eligible plan participants. There was no such discretionary contribution made by the Company for the years ended March 31, 1999, 1998 and 1997.

                  INCENTIVE COMPENSATION PLAN

                     The Company has an Incentive Compensation Plan for all employees that provides for annual cash awards based on certain achievement standards and earnings performance. The awards are based on earnings performance in relation to earnings goals as proposed by executive officers and ratified by the Board of Directors. The Company's expense under this plan was $459,680, $319,523 and $208,010 for the years ended March 31, 1999, 1998 and 1997, respectively.

                  STOCK OPTION PLANS

                     The Company has a Stock Option Plan which consists of stock options awarded to officers and key employees with an exercise price representing the fair market value of the common stock at date of grant. The plan expired in 1996 and no additional options may be granted. Other pertinent information relating to the options is summarized as follows:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 8.  RETIREMENT PLANS AND EMPLOYEE BENEFITS (CONTINUED)

                  EMPLOYEE BENEFIT PLANS (CONTINUED)

                  STOCK OPTION PLANS (CONTINUED)

                                                                          MARCH 31,
                                    --------------------------------------------------------------------------------------
                                              1999                          1998                          1997
                                    --------------------------    --------------------------    --------------------------
                                                   WEIGHTED-                     WEIGHTED-                     WEIGHTED-
                                                    AVERAGE                       AVERAGE                       AVERAGE
                                                   EXERCISE                      EXERCISE                      EXERCISE
                                      NUMBER         PRICE         NUMBER          PRICE          NUMBER         PRICE
                                    -----------   ------------    ----------    ------------    -----------   ------------
Under option, beginning of year         98,735    $      7.12       133,880      $     6.78        149,570     $     6.78
   Exercised                          (22,490)           4.84      (35,145)            3.86       (15,690)           5.33
                                    -----------                   ----------                    -----------

Under option and exercisable,
   end of year                          76,245           7.79        98,735            7.12        133,880           6.78
                                    ===========                   ==========                    ===========

                                                                                                           WEIGHTED-
                                                                                            WEIGHTED-       AVERAGE
                                                                                             AVERAGE       REMAINING
                                                                             PRICE           EXERCISE     CONTRACTUAL
                                                            NUMBER           RANGE            PRICE          LIFE
                                                          ------------ ------------------- ------------- --------------

              Options outstanding and exercisable,
                 end of year                                    9,075   $            2.65  $       2.65           2.92
                                                               31,170                5.67          5.67           5.00
                                                               36,000               10.92         10.92           6.75
                                                          ------------
                                                               76,245
                                                          ============

                  EMPLOYEE STOCK PURCHASE PLAN

                     On June 24, 1997, the Company adopted an Employee Stock Purchase Plan (the "Plan") to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deductions. Each participant may elect to contribute at least 1% and up to 10% of their compensation, including bonuses. On the first day of each calendar year (the "grant date"), a participant is granted a right to purchase a fixed maximum number of whole shares of the Company's common stock for that calendar year. The maximum number is determined by dividing $25,000 by the fair market value of a share of common stock as of the date the right is granted. On the third business day following a payroll period (the "exercise date"), accumulated payroll deductions are used to purchase shares of the Company's common stock at 90% of its fair market value as of the first day or the last day of the payroll period, whichever is lower.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 8.  RETIREMENT PLANS AND EMPLOYEE BENEFITS (CONTINUED)

                  EMPLOYEE BENEFIT PLANS (CONTINUED)

                  EMPLOYEE STOCK PURCHASE PLAN (CONTINUED)

                     A total of 37,500 shares were originally available to be sold to participants under the Plan, subject to adjustment upon changes in capitalization of the Company. During the fiscal years ended March 31, 1999 and 1998, 2,455.00 and 1,576.50 shares were purchased on the open market for participants, respectively. The average purchase price per share was $30.88 and $29.98, respectively. The purchase price discount charged to operations totaled $11,550 and $7,835 for the years ended March 31, 1999 and 1998.

                  DIRECTOR BENEFIT PLAN

                     The stockholders of the Company approved a Directors' Nonincentive Stock Option Plan (the "Directors' Plan") which provided that a maximum of 300,000 shares would be reserved for future issuance by the Company to be granted to directors of the Company as an alternative to the payment of directors' retainer fees.

                     Pursuant to the Directors' Plan, Directors may elect to receive options in lieu of cash, with the number of options granted equal to the amount of cash compensation the Director would have received divided by $2.00. The option exercise price for each option granted shall be the fair market value of shares of the Company's stock on the date the option is granted less the $2.00 per share amount described above. The compensation expense relating to these options was $ - - , - - , and $36,150 for the years ended March 31, 1999, 1998 and 1997, respectively.

                     Information related to the Directors' Plan is summarized as follows:

                                                                                            MARCH 31,
                                                      ------------------------------------------------------------------------------
                                                                1999                      1998                      1997
                                                      ----------------------    ----------------------    --------------------------
                                                                 WEIGHTED-                 WEIGHTED-                  WEIGHTED-
                                                                  AVERAGE                   AVERAGE                    AVERAGE
                                                                  EXERCISE                 EXERCISE                    EXERCISE
                                                       NUMBER      PRICE      NUMBER         PRICE       NUMBER         PRICE
                                                      --------- -----------     ----------   -----------  -----------    -----------
                  Under option, beginning of year       214,208  $    7.36       254,025     $     6.89     244,005      $    6.13
                     Granted                                 -                        -              -       29,738          11.57
                     Exercised                         (60,985)       7.32       (39,817)           4.39    (19,718)          4.58
                                                      ---------                 ----------                -----------
                  Under option and exercisable,
                     end of year                        153,22        7.19       214,208           7.36     254,025           6.89
                                                      =========                 ==========                ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 8.  RETIREMENT PLANS AND EMPLOYEE BENEFITS (CONTINUED)

                  DIRECTOR BENEFIT PLAN (CONTINUED)

                                                                                                         WEIGHTED-
                                                                                          WEIGHTED-       AVERAGE
                                                                                           AVERAGE       REMAINING
                                                                           PRICE           EXERCISE     CONTRACTUAL
                                                          NUMBER           RANGE            PRICE          LIFE
                                                        ----------- -------------------- ------------- --------------
            Options outstanding and exercisable,
               end of year                                   6,683   $      2.20 - 3.30   $      2.56           3.42
                                                            44,809          3.87 - 5.81          4.67           4.50
                                                            95,175          5.83 - 8.75          6.77           5.92
                                                            67,541         9.33 - 13.77         10.49           7.00
                                                        -----------
                                                           214,208
                                                        ===========

                  As of March 31, 1997, no additional options were available to grant pursuant to the plan.

                  As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". There were no options granted for the years ended March 31, 1999 or 1998. The Company recognized $36,150 in compensation cost in connection with the stock options granted for the year ended March 31, 1997. If the Company had recognized compensation costs in accordance with SFAS No. 123, net income and net income per share would have been reduced as follows:

                                                              MARCH 31, 1997
                                                    ----------------------------
                                                         NET          NET INCOME
                                                        INCOME        PER SHARE
                                                    --------------  ------------

                     As reported                    $   2,651,686    $     1.05
                     Stock-based adjustment, net of
                        related tax effect                (38,302)        (0.01)
                                                    --------------  ------------
                     As adjusted                   $    2,613,384    $     1.04
                                                    ==============  ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 8.  RETIREMENT PLANS AND EMPLOYEE BENEFITS (CONTINUED)

                  DIRECTOR BENEFIT PLAN (CONTINUED)


                     The per share weighted-average fair value of stock options granted during fiscal year 1997 was $3.79, using the Black Scholes option pricing model.

                     The fair value of the options granted during the year ended March 31, 1997 was based upon the following assumptions:

                                                                1997
                                                           ---------------

                      Risk-free interest rate                       6.45%
                      Expected life of the options          .75 - 9 Years
                      Expected dividends (as a percent
                        of the fair value of the stock)             1.81%
                      Volatility                                   17.60%


NOTE 9.  INCOME TAXES

                  Income tax expense consists of the following:

                                                                         YEAR ENDED MARCH 31,
                                                        --------------------------------------------------------
                                                              1999                1998                1997
                                                        ----------------   ----------------   ------------------
                      Current                           $     1,946,951    $     3,533,244    $       2,167,948
                      Change in valuation allowance           (465,603)          (250,101)                    -
                      Deferred                                   94,339            424,191            (583,239)
                                                        ----------------   ----------------   ------------------
                                 Income tax expense     $     1,575,687    $     3,707,334    $       1,584,709
                                                        ================   ================   ==================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 9.  INCOME TAXES (CONTINUED)

                  The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                             YEAR ENDED MARCH 31,
                                                 -----------------------------------------------------------------------------
                                                           1999                      1998                      1997
                                                 ------------------------ -------------------------- -------------------------
                                                    AMOUNT      PERCENT       AMOUNT       PERCENT       AMOUNT      PERCENT
                                                 ------------------------ -------------------------- -------------------------
                  Income taxes at statutory rate $   1,683,524     34%    $     3,713,531     34%    $    1,440,374     34%
                     State income taxes                 43,785      1             264,924      2             95,847      2
                     Tax-exempt income                (48,476)    (1)            (47,975)      -           (31,976)    (1)
                     Goodwill amortization             126,456      3             126,450      1             37,785      1
                     Change in valuation
                     allowance                       (465,603)    (9)           (250,101)    (2)                  -      -
                     Other items, net                  236,001      4            (99,495)    (1)             42,679      1
                                                 ------------------------ -------------------------- -------------------------
                  Income tax expense             $   1,575,687     32%    $     3,707,334     34%    $    1,584,709      3%
                                                 ======================== ========================== =========================
                  The components of deferred income taxes are as follows:

                                                                                                     MARCH 31,
                                                                                        -------------------------------------
                                                                                               1999                1998
                                                                                        -----------------   -----------------
                      Deferred tax assets:
                         Allowance for loan losses                                      $      1,351,869    $        852,542
                         Deferred gain on sale of real estate                                          -             137,315
                         Write-down of premises and equipment                                     94,645              94,645
                         Accounting for other real estate                                         22,641              22,641
                         Net operating loss carryforward                                         245,329             699,547
                         Alternative minimum tax carryforward                                     28,315              28,315
                         Other deferred operational losses                                        13,208                   -
                         Core deposit amortization                                                16,039              11,265
                         Deferred compensation                                                   127,426             283,059
                         Other                                                                     7,618               2,595
                                                                                        -----------------   -----------------
                            Total gross deferred tax assets                                    1,907,090           2,131,924
                            Less valuation allowance                                                   -           (465,603)
                                                                                        -----------------   -----------------
                            Net deferred tax assets                                            1,907,090           1,666,321
                                                                                        -----------------   -----------------
                      Deferred tax liabilities:
                         Deferred loan fees                                                      284,449             282,208
                         FHLB stock dividends                                                     97,380              97,380
                         Depreciation                                                            301,634             434,370
                         Securities available-for-sale                                            66,093              83,952
                                                                                        -----------------   -----------------
                            Total deferred tax liabilities                                       749,556             897,910
                                                                                        -----------------   -----------------

                            Net deferred tax assets                                     $      1,157,534    $        768,411
                                                                                        =================   =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 9.  INCOME TAXES (CONTINUED)

                  At March 31, 1999, the Company has available net operating loss carryforwards of approximately $1,135,000 for Federal income tax purposes. If unused, the carryforwards will expire beginning in 2007. Utilization of the net operating loss carryforwards is subject to the separate return limitations and change of ownership rules of the Internal Revenue Code of 1996.


NOTE 10. EARNINGS PER COMMON SHARE

                  Presented below is a summary of the components used to calculate basic and diluted earnings per share for the years ended March 31, 1999, 1998 and 1997:

                                                                             YEAR ENDED MARCH 31,
                                                            -------------------------------------------------------
                                                                  1999                1998              1997
                                                            -----------------   ----------------- -----------------
Basic Earnings Per Share:
   Weighted average common shares outstanding                      2,810,010           2,754,039         2,310,173
                                                            =================   ================= =================

   Net income                                               $      3,375,854    $      7,214,871  $      2,651,686
                                                            =================   ================= =================

   Basic earnings per share                                 $           1.20    $           2.62  $           1.15
                                                            =================   ================= =================
Diluted Earnings Per Share:
   Weighted average common shares outstanding                      2,810,010           2,754,039         2,310,173
   Net effect of the assumed exercise of stock
     options based on the treasury stock method
     using average market price for the year                         183,627             233,122           210,447
                                                            -----------------   ----------------- -----------------
   Total weighted average common shares and
     common stock equivalents outstanding                          2,993,637           2,987,161         2,520,620
                                                            =================   ================= =================

   Net income                                               $      3,375,854    $      7,214,871  $      2,651,686
                                                            =================   ================= =================

   Diluted earnings per share                               $           1.13    $           2.42  $           1.05
                                                            =================   ================= =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES

                  The Company enters into firm commitments to sell mortgage loans which it has originated at agreed upon prices. The sales price for the loans is set based on market rates at the time of the commitment. The Company generally has ten days after a mortgage loan closes in which to provide the investor with the loan documentation, at which time the investor will fund the loan. The investor bears the interest rate risk on the loan from the time of the commitment. The Company's risk is limited to specific recourse provisions within the agreement with the investor and its ability to provide the required loan documentation to the investor within the commitment period.

                  The Company sells mortgage loans to investors under various blanket agreements. Under the agreements, investors generally have a limited right of recourse to the Company for normal representations and warranties and, in some cases, for delinquencies within the first three to six months which lead to loan default and foreclosure. Management believes that the risk of loss to the Company as a result of these provisions is insignificant.

                  The Company enters into residential construction and commercial loan commitments to fund loans to its customers at prime based interest rates in the normal course of business. These instruments involve credit risk in excess of the amount recognized in the financial statements.

                  In the normal course of business, the Company has entered into off-balance sheet financial instruments which are not reflected in the financial statements. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are disbursed or the instruments become payable. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

                  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unfunded mortgage loan commitments, residential construction and commercial loan commitments, commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                                                                                     MARCH 31,
                                                                                        -------------------------------------
                                                                                              1999                 1998
                                                                                        ----------------   ------------------
                      Unfunded mortgage loan commitments                                $     7,283,000    $      14,786,000
                      Residential construction and commercial loan commitments               49,320,000           25,825,000
                      Other commitments to extend credit                                     35,208,000           44,470,976
                      Standby letters of credit                                               1,286,601            1,394,031
                                                                                        ----------------   ------------------
                                                                                        $    93,097,601    $      86,476,007
                                                                                        ================   ==================

                  Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property.

                  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

                  As of March 31, 1999 and 1998, the Company had commitments to sell loans of $17,602,000 and $14,786,000, respectively.

                  In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management of the Company, any liability resulting from such proceedings would not have a material effect on the Company's consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

                  LEASE OBLIGATIONS:

                     The Company leases five office facilities and certain equipment under noncancelable lease agreements.

                     The future minimum lease commitments at March 31, 1999 are summarized as follows:

                        Years Ending March 31,
                           2000                         $    112,448
                           2001                              102,800
                           2002                               34,167
                                                        -------------
                                                        $    249,415
                                                        =============

                     Rental expense for the years ended March 31, 1999, 1998 and 1997 was $216,821, $171,995 and $141,388, respectively.

                     The Company also leases various other equipment under short-term leases. One of the office facility's lease, scheduled to expire during the year ending March 31, 2000, has a five year extension clause at the sole discretion of the Company.

                  YEAR 2000:

                     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Systems that do not properly recognize the year "2000" could generate erroneous data or cause systems to fail. The Company is heavily dependent on computer processing and telecommunication systems in the daily conduct of business activities. In addition, the Company must rely on intermediaries, vendors and customers to appropriately modify their systems in order that all may continue normal operations and operate without significant disruptions. The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 issue. The Company presently believes that, with modifications to its computer systems and conversions to new systems, the Year 2000 issue will not pose significant operational problems for the Company or have a material adverse effect on future operating results. However, absolute assurance cannot be given that;
                     (1) the modifications and conversions will remedy all deficiencies, (2) failure of any of the Company's systems will not have a material impact on operations, or (3) failure of any other companies' systems with whom the Company conducts business will not have a material impact on operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12. CONCENTRATIONS OF CREDIT

                  The Company originates primarily commercial, residential, and consumer loans to customers in the south metropolitan Atlanta area and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in the south metropolitan Atlanta area.

                  Eighty-two percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which forty-one percent consists of construction loans. A majority of these loans are secured by real estate in the Company's primary market area. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of the loan portfolio and the recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

                  The Bank and Thrift, as a matter of policy, do not generally extend credit to any single borrower or group of related borrowers in excess of the following:


                         First Citizens Bank                $     3,030,000
                         First Citizens Bank of Georgia           2,861,000


NOTE 13. REGULATORY MATTERS

                  The Bank and Thrift are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At March 31, 1999, approximately $2,302,000 of retained earnings were available for dividend declaration without regulatory approval.

                  The Company and the banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and subsidiaries must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and banking subsidiaries' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13. REGULATORY MATTERS (CONTINUED)

                  Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiaries to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets for First Citizens Bank of Georgia and total adjusted assets for First Citizens Bank. First Citizens Bank must also have core capital equal to 3% of adjusted total assets and tangible capital equal to 1.5% of adjusted total assets. These additional requirements are in accordance with the Office of Thrift Supervision, its primary regulator. Management believes, as of March 31, 1999, the Company and the subsidiaries meet all capital adequacy requirements to which they are subject.

                  As of March 31, 1999, notification from the FDIC categorized the subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the banking subsidiaries' category.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13. REGULATORY MATTERS (CONTINUED)

                  The Company and banking subsidiaries' actual capital amounts and ratios are presented in the following table.

                                                                                                             TO BE WELL
                                                                                     FOR CAPITAL         CAPITALIZED UNDER
                                                                                      ADEQUACY           PROMPT CORRECTIVE
                                                               ACTUAL                 PURPOSES           ACTION PROVISIONS
                                                       -----------------------  ---------------------- -----------------------
                                                         AMOUNT       RATIO       AMOUNT      RATIO      AMOUNT       RATIO
                                                       ------------  ---------  ----------- ---------- ------------  ---------
                                                                               (DOLLARS IN THOUSANDS)
                                                       -----------------------------------------------------------------------
            AS OF MARCH 31, 1999
               TOTAL CAPITAL (TO RISK WEIGHTED
               ASSETS):
                  CONSOLIDATED                         $    37,540     11.79%   $   25,478      8.00%  $    31,847     10.00%
                  FIRST CITIZENS BANK                  $    19,981     13.05%   $   12,245      8.00%  $    15,306     10.00%
                  FIRST CITIZENS BANK OF GEORGIA       $    19,296     13.16%   $   11,734      8.00%  $    14,668     10.00%
               TIER I CAPITAL (TO RISK WEIGHTED
               ASSETS):
                  CONSOLIDATED                         $    33,546     10.53%   $   12,739      4.00%  $    19,109      6.00%
                  FIRST CITIZENS BANK                  $    18,054     11.80%   $    6,122      4.00%  $     9,183      6.00%
                  FIRST CITIZENS BANK OF  GEORGIA      $    17,415     11.87%   $    5,867      4.00%  $     8,801      6.00%
               TIER I CAPITAL (TO AVERAGE ASSETS):
                  CONSOLIDATED                         $    33,546      8.28%   $   16,204      4.00%  $    20,255      5.00%
                  FIRST CITIZENS BANK                  $    18,054      7.88%   $    9,159      4.00%  $    11,449      5.00%
                  FIRST CITIZENS BANK OF GEORGIA       $    17,415     10.01%   $    6,958      4.00%  $     8,698      5.00%
               CORE CAPITAL:
                  FIRST CITIZENS BANK                  $    18,054      7.88%   $    6,869      3.00%          N/A        N/A
               TANGIBLE CAPITAL:
                  FIRST CITIZENS BANK                  $    18,054      7.88%   $    3,435      1.50%          N/A        N/A

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13. REGULATORY MATTERS (CONTINUED)

                                                                                                              TO BE WELL
                                                                                     FOR CAPITAL          CAPITALIZED UNDER
                                                                                      ADEQUACY            PROMPT CORRECTIVE
                                                               ACTUAL                 PURPOSES            ACTION PROVISIONS
                                                        ----------------------  ----------------------  -----------------------
                                                          AMOUNT      RATIO       AMOUNT      RATIO       AMOUNT       RATIO
                                                        -----------  ---------  -----------  ---------  -----------  ----------
                                                                                (DOLLARS IN THOUSANDS)
                                                        -----------------------------------------------------------------------
          As of March 31, 1998
             Total Capital (to Risk Weighted Assets):
                Consolidated                            $   32,987     12.60%   $   20,944      8.00%   $   26,180      10.00%
                First Citizens Bank                     $   17,484     12.22%   $   11,446      8.00%   $   14,308      10.00%
                First Citizens Bank of Fayette County   $   10,020     13.61%   $    5,890      8.00%   $    7,362      10.00%
                First Citizens Bank of Clayton County   $    7,211     15.90%   $    3,628      8.00%   $    4,535      10.00%
             Tier I Capital (to Risk Weighted Assets):
                Consolidated                            $   29,708     11.35%   $   10,470      4.00%   $   15,705       6.00%
                First Citizens Bank                     $   16,459     11.50%   $    5,725      4.00%   $    8,587       6.00%
                First Citizens Bank of  Fayette County  $    9,095     12.36%   $    2,943      4.00%   $    4,415       6.00%
                First Citizens Bank of Clayton County   $    6,638     14.63%   $    1,815      4.00%   $    2,722       6.00%
             Tier I Capital (to Average Assets):
                Consolidated                            $   29,708      8.40%   $   14,147      4.00%   $   17,683       5.00%
                First Citizens Bank                     $   16,459      7.96%   $    8,271      4.00%   $   10,339       5.00%
                First Citizens Bank of Fayette County   $    9,095      9.81%   $    3,708      4.00%   $    4,636       5.00%
                First Citizens Bank of Clayton County   $    6,638     10.75%   $    2,470      4.00%   $    3,087       5.00%
             Core Capital:
                First Citizens Bank                     $   16,459      7.96%   $    6,203      3.00%          N/A         N/A
             Tangible Capital:
                First Citizens Bank                     $   16,459      7.96%   $    3,102      1.50%          N/A         N/A


                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of March 31, 1999 and 1998. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                  CASH AND DUE FROM BANKS, INTEREST-BEARING DEPOSITS IN BANKS, AND FEDERAL FUNDS SOLD:

                     The carrying amounts of cash and due from banks, interest-bearing deposits in banks, and Federal funds sold approximate their fair value.

                  AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES:

                     Fair values for securities are based on available quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

                  LOANS:

                     For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral. Fair values of loans held for sale are determined using outstanding commitments from investors and other similar information.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

                  DEPOSITS:

                     The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow models, using current market interest rates offered on certificates with similar remaining maturities.

                  FEDERAL FUNDS PURCHASED, FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS:

                     The fair value of the Company's Federal funds purchased, Federal Home Loan Bank advances and other borrowings approximate their carrying value.

                  ACCRUED INTEREST:

                     The carrying amounts of accrued interest approximate their fair values.

                  OFF-BALANCE SHEET INSTRUMENTS:

                     Fair values of the Company's off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

                  The estimated fair values of the Company's financial instruments were as follows:

                                                                  MARCH 31, 1999                         MARCH 31, 1998
                                                        ------------------------------------  -------------------------------------
                                                            CARRYING             FAIR              CARRYING             FAIR
                                                             AMOUNT             VALUE               AMOUNT              VALUE
                                                        -----------------  -----------------  -----------------  ------------------
                 Financial assets:
                    Cash and due from banks,
                       interest-bearing deposits in
                       banks and Federal funds sold     $     21,504,497   $     21,504,497   $     45,500,835   $      45,500,835
                    Securities available-for-sale             59,834,134         59,834,134         36,380,214          36,380,214
                    Securities held-to-maturity                  562,715            568,731          1,879,748           1,881,250
                    Loans held for sale                        9,008,036          9,008,036          7,473,800           7,473,800
                    Loans receivable                         296,349,982        304,872,000        256,310,581         260,600,000
                    Accrued interest receivable                2,362,191          2,362,191          2,181,924           2,181,924

                 Financial liabilities:
                    Deposits                                 357,803,640        358,501,836        318,382,055         318,919,578
                    Federal funds purchased                    1,400,000          1,400,000                  -                   -
                    Federal Home Loan Bank
                       advances                                5,059,329          5,059,329          6,382,660           6,382,660
                    Other borrowings                           2,400,000          2,400,000          3,219,705           3,219,705
                    Accrued interest payable                   1,169,368          1,169,368            649,400             649,000

NOTE 15. BUSINESS COMBINATIONS

                  On November 3, 1995, Newnan Savings Bank, FSB announced the signing of a definitive agreement to merge with Southside Financial Group, Inc. ("Southside"), the parent of Citizens Bank & Trust of Fayette County. In conjunction with the business combination, the Thrift filed an application with the Office of Thrift Supervision for the purpose of effecting a Plan of Reorganization (the Plan) such that a new entity, Newnan Holdings, Inc. (now known as First Citizens Corporation) would acquire all outstanding shares of Newnan Savings Bank whereby each shareholder of the Thrift received one share of Newnan Holdings, Inc. stock for each share of Newnan Savings Bank stock. Under the terms of the definitive agreement, each shareholder of Southside received $41.00 in cash for each share of Southside common stock. Any shareholder owning 5,000 or more common shares could elect to receive up to, but not more than, fifty percent of their consideration in the form of shares of Newnan Holdings, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15. BUSINESS COMBINATIONS (CONTINUED)

                  On August 21, 1996, Newnan Holdings, Inc. acquired all of the stock of Southside for a purchase price of $15,805,976 plus expenses related to the merger of $75,137. The purchase price included the exchange of 136,990 shares of its common stock for 66,824 shares of Southside common stock. The remaining shares were purchased for a cash price of $13,716,878. The excess of the total acquisition cost over the fair value of the net assets acquired of $5,239,072 is being amortized over a period of twenty years. The acquisition has been accounted for as a purchase and the results of operations of Southside since the date of acquisition are included in the consolidated financial statements.

                  On January 14, 1997, Newnan Holdings, Inc. changed its name to First Citizens Corporation. On that date, Newnan Savings Bank, FSB changed its name to First Citizens Bank and Citizens Bank and Trust of Fayette County changed its name to First Citizens Bank of Fayette County.

                  In November 1996, the Company entered into an agreement and plan of merger with Tara Bankshares Corporation ("Tara"). The merger required a cash payment of $15.00 per share except that certain shareholders of Tara may receive shares of the Company not in excess of 227,608 shares.

                  On March 31, 1997, First Citizens Corporation acquired all of the stock of Tara for a purchase price of $10,547,711. The purchase price included the exchange of 221,773 shares of its common stock for 366,578 shares of Tara common stock. The remaining shares were purchased for a cash price of $5,112,287. The excess of the total acquisition cost over the fair value of the net assets acquired of $2,237,933 is being amortized over a period of twenty years. The acquisition has been accounted for as a purchase and the results of operations of Tara since the date of acquisition are included in the consolidated financial statements.

                  On January 26, 1999, the Company entered into an Agreement and Plan of Reorganization with BB&T Corporation ("BB&T") of Winston-Salem, North Carolina. Under this agreement, the Company will merge with and into BB&T, and will become wholly owned subsidiaries of BB&T. Upon consummation of the merger, each share of the Company's common stock issued and outstanding will be converted into and exchanged for the right to receive 1.0789 shares of BB&T's common stock, plus cash in lieu of any traditional share interest. Consummation of the merger is subject to certain conditions, including approval of the agreement by the Company's stockholders and approval of the merger by various regulatory agencies.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 16. STOCK SPLIT

                  On October 15, 1997, the Company declared a three-for-two common stock split payable on or after November 14, 1997 to stockholders of record on October 31, 1997. The number of shares issued after the split was 2,768,266, which is reflected in the number of issued shares of common stock on the balance sheet. An amount equal to the par value of common stock declared was transferred from additional paid in capital to common stock. The basic and diluted earnings per share of common stock for the years ended March 31, 1998 and 1997 have been retroactively adjusted for the increased number of shares of common stock after giving effect to the stock split.


NOTE 17. SEGMENT INFORMATION

                  The Company's operations have been classified into two reportable segments, banking and real estate development. The banking segment involves traditional banking services offered through its two wholly-owned bank subsidiaries. Newnan Financial Services, Inc. engages in real estate development through its subsidiary, Jefferson Ventures, Inc. which owns the White Oak residential development. In recent years, management has taken steps to aggressively market the developed lots to builders and tracts of land to developers rather than develop such tracts itself.

                  The Company's reportable segments are organizations that offer different products and services. They are managed separately because of products and services, marketing strategies, and the regulatory environments in which the Company and Banks operate. In addition, the Banks geographically are located in the south metropolitan Atlanta area and employ similar business strategies and are evaluated using similar performance expectations.

                  Total revenue by industry segment includes revenues from unaffiliated customers and affiliates. Revenues from affiliates are eliminated in consolidation. Interest income, interest expense, data processing fees, management fees and other various revenues and expenses between affiliates are recorded on the accrual basis of accounting consistent with similar transactions with customers outside the consolidated group.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 17. SEGMENT INFORMATION (CONTINUED)

                  Selected segment information by industry segment for the years ended March 31, 1999, 1998 and 1997 is as follows:

                                                                                REPORTABLE SEGMENTS
                                                                ------------------------------------------------------
                                                                                    REAL ESTATE
                  FOR THE YEAR ENDED MARCH 31, 1999                BANKING          DEVELOPMENT           TOTAL
                  ---------------------------------             ----------------  ----------------  ------------------
                                                                              (DOLLARS IN THOUSANDS)
                  INTEREST INCOME                               $        30,566     $           2     $        30,568
                  INTEREST EXPENSE                                       14,843                 -              14,843
                  INTERSEGMENT NET INTEREST INCOME (EXPENSE)                  -                 -                   -
                  NET INTEREST INCOME                                    15,723                 2              15,725
                  OTHER REVENUE FROM EXTERNAL CUSTOMERS                   3,229               553               3,782
                  INTERSEGMENT OTHER REVENUES                                66                 -                  66
                  DEPRECIATION AND AMORTIZATION                           1,492                 -               1,492
                  PROVISION FOR LOAN LOSSES                               1,614                 -               1,614
                  SEGMENT PROFIT                                          3,134               242               3,376
                  SEGMENT ASSETS                                        409,160             2,108             411,268
                  EXPENDITURES FOR PREMISES AND EQUIPMENT                 1,824                 -               1,824

                                                                                REPORTABLE SEGMENTS
                                                                ------------------------------------------------------
                                                                                    REAL ESTATE
                  FOR THE YEAR ENDED MARCH 31, 1998                BANKING          DEVELOPMENT           TOTAL
                  ---------------------------------             ----------------  ----------------  ------------------
                                                                              (DOLLARS IN THOUSANDS)
                  Interest income                               $        27,903     $          13     $        27,906
                  Interest expense                                       12,972                 3              12,975
                  Intersegment net interest income (expense)               (10)                10                   -
                  Net interest income                                    14,921                10              14,931
                  Other revenue from external customers                   3,058             3,768               6,826
                  Intersegment other revenues                                66                 -                  66
                  Depreciation and amortization                           1,050                 -               1,050
                  Provision for loan losses                                 235                 -                 235
                  Segment profit                                          5,001             2,214               7,215
                  Segment assets                                        365,418             2,394             367,812
                  Expenditures for premises and equipment                   959                 -                 959

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 17. SEGMENT INFORMATION (CONTINUED)

                                                                               REPORTABLE SEGMENTS
                                                               ------------------------------------------------------
                                                                                   REAL ESTATE
                  FOR THE YEAR ENDED MARCH 31, 1997               BANKING          DEVELOPMENT           TOTAL
                  ---------------------------------            ----------------  ----------------  ------------------
                                                                             (DOLLARS IN THOUSANDS)
                  Interest income                              $        17,486     $          46     $        17,532
                  Interest expense                                       8,135                 -               8,135
                  Intersegment net interest income (expense)              (17)                17                   -
                  Net interest income                                    9,350                46               9,396
                  Other revenue from external customers                  2,540             1,096               3,636
                  Intersegment other revenues                               66                 -                  66
                  Depreciation and amortization                            714                 -                 714
                  Provision for loan losses                                185                 -                 185
                  Segment profit                                         2,072               580               2,652
                  Segment assets                                       322,329             4,036             326,365
                  Expenditures for premises and equipment                  187                 -                 187


NOTE 18. PARENT COMPANY FINANCIAL INFORMATION

                  The following information presents the condensed balance sheets as of March 31, 1999 and 1998 and statements of income and cash flows of First Citizens Corporation as of and for the years ended March 31, 1999, 1998 and 1997.

                                                             CONDENSED BALANCE SHEETS
                                                                                             1999                1998
                                                                                       -----------------    ----------------
                       ASSETS
                          Cash                                                         $        203,784     $       524,707
                          Investment in subsidiaries                                         42,325,958          39,629,547
                          Other assets                                                          784,005             184,554
                                                                                       -----------------    ----------------

                                     TOTAL ASSETS                                      $     43,313,747     $    40,338,808
                                                                                       =================    ================

                       LIABILITIES
                          Other liabilities                                            $        589,433     $       378,937
                          Other borrowings                                                    2,400,000           3,200,000
                                                                                       -----------------    ----------------
                                                                                              2,989,433           3,578,937
                                                                                       -----------------    ----------------

                       STOCKHOLDERS' EQUITY                                                  40,324,314          36,759,871
                                                                                       -----------------    ----------------

                                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $     43,313,747     $    40,338,808
                                                                                       =================    ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 18. PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

                         CONDENSED STATEMENTS OF INCOME
                                                                            1999              1998                1997
                                                                       ---------------   ---------------    -----------------
               INCOME
                  Dividends from subsidiaries                          $    1,025,000    $    2,050,000     $     14,021,311
                  Other                                                     1,027,426           263,164               28,795
                                                                       ---------------   ---------------    -----------------
                                                                            2,052,426         2,313,164           14,050,106
                                                                       ---------------   ---------------    -----------------
               EXPENSE
                  Interest on other borrowings                                225,922           271,939               28,051
                  Salaries and benefits                                     1,156,972           357,126                    -
                  Amortization                                                 85,162            24,993               23,050
                  Other expense                                               389,801           220,850               44,129
                                                                       ---------------   ---------------    -----------------
                             TOTAL EXPENSE                                  1,857,857           874,908               95,230
                                                                       ---------------   ---------------    -----------------

                              INCOME BEFORE INCOME TAX BENEFITS AND
                              UNDISTRIBUTED EARNINGS (DISTRIBUTIONS IN
                              EXCESS OF EARNINGS) OF SUBSIDIARIES             194,569         1,438,256           13,954,876

               INCOME TAX BENEFITS                                          (452,964)         (232,115)             (24,284)
                                                                       ---------------   ---------------    -----------------
                              INCOME BEFORE UNDISTRIBUTED EARNINGS
                              (DISTRIBUTIONS IN EXCESS OF EARNINGS)
                              OF SUBSIDIARIES                                 647,533         1,670,371           13,979,160

               UNDISTRIBUTED EARNINGS (DISTRIBUTIONS IN EXCESS
                 OF EARNINGS) OF SUBSIDIARIES                               2,728,321         5,544,500         (11,327,474)
                                                                       ---------------   ---------------    -----------------

                             NET INCOME                                $    3,375,854    $    7,214,871     $      2,651,686
                                                                       ===============   ===============    =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 18. PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

                                             CONDENSED STATEMENTS OF CASH FLOWS
                                                                        1999                 1998                 1997
                                                                  ------------------   ------------------  -------------------
OPERATING ACTIVITIES
   Net income                                                     $       3,375,854    $       7,214,871   $        2,651,686
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Amortization                                                           85,162               24,993               23,050
      Undistributed earnings (distributions in excess
         of earnings) of subsidiaries                                   (2,728,321)          (5,544,500)           11,327,474
      Other operating activities                                          (538,360)              316,968            (524,820)
                                                                  ------------------   ------------------  -------------------

              NET CASH PROVIDED BY OPERATING ACTIVITIES                     194,335            2,012,332           13,477,390
                                                                  ------------------   ------------------  -------------------
INVESTING ACTIVITIES
   Net cash acquired in business combination                                      -                    -            1,357,461
   Acquisition of subsidiary                                                      -          (5,112,287)         (13,716,878)
                                                                  ------------------   ------------------  -------------------
              NET CASH USED IN INVESTING ACTIVITIES                               -          (5,112,287)         (12,359,417)
                                                                  ------------------   ------------------  -------------------
FINANCING ACTIVITIES
   Repayment of other borrowings                                          (800,000)                    -                    -
   Proceeds from other borrowings                                                 -            3,200,000                    -
   Purchase of treasury stock                                                     -            (201,471)            (231,650)
   Issuance of common stock                                               1,265,474              635,833              253,585
   Dividends paid                                                         (980,732)            (800,324)            (349,284)
                                                                  ------------------   ------------------  -------------------

              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (515,258)            2,834,038            (327,349)
                                                                  ------------------   ------------------  -------------------

Net increase (decrease) in cash                                           (320,923)            (265,917)              790,624

Cash at beginning of year                                                   524,707              790,624                    -
                                                                  ------------------   ------------------  -------------------

Cash at end of year                                               $         203,784    $         524,707   $          790,624
                                                                  ==================   ==================  ===================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding each Director of the Company.

                                                                                              Shares of Common
                                                                                                   Stock
                                                                   Year First                   Beneficially      Percent
                                                                   Elected or     Term to         Owned at          of
Name                       Age(1)   Principal Occupation(2)         Appointed      Expire      June 1 1999(3)      Class
----                       ------   -----------------------         ---------      ------      --------------      -----
Don A. Barnette              45     Owner, Market Grocery             1997          2000          209,274          7.13
                                    Company, a Clayton County,
                                    GA supplier of wholesale
                                    grocery items to
                                    restaurants and convenience stores

Thomas B. Chandler           62     President, Chandler and           1996          2001           9,514           0.32
                                    Waldrop, Newnan, GA, real
                                    estate developers

J. L. Glover, Jr.            57     Chairman of the Board of          1996          1999          170,108          5.74
                                    the Company; Chairman of
                                    the Board, First Citizens
                                    Bank, Newnan; President,
                                    Glover & Davis, P.A. in
                                    Newnan, GA, attorneys

Ellis A. Mansour             61     President, Treasurer and          1996          2000          157,127          5.28
                                    majority stockholder of
                                    Brothers Limited, a retail
                                    apparel store in Newnan, GA

Thomas J. Moat               52     President and Chief               1996          2001           84,400          2.83
                                    Executive Officer of the
                                    Company; President and
                                    Chief Executive Officer of
                                    First Citizens Bank, Newnan

--------------------

(1) At March 31, 1999.

(2) Directors have held these positions (other than those with the Corporations) for at least the past five years.

(3) In accordance with Rule 13d-3 under the 1934 Act, a person is deemed to be the beneficial owner of shares of the Common Stock if he or she has sole or shared voting or investment power with respect to such shares, or has a right to acquire beneficial ownership at any time within 60 days from June 1, 1999. The table includes shares owned by spouses, other immediate family members, in trust, and in other forms of ownership over which the persons named in the table possess sole or shared voting and investment power. None of the directors has exercised his right to disclaim beneficial ownership over shares in which he possesses a beneficial interest.

                MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors held 17 meetings during the fiscal year ended March 31, 1999. No director attended fewer than 75% of the Board meetings which were held during the time that they served as directors.

         The Board of Directors of the Company does not have standing Audit or Compensation Committees. All non-employee directors serve as the Audit and Compensation Committees. The subsidiary banks have standing Audit and Compensation Committees as well as a number of other committees which meet periodically to consider business not requiring the consideration of the entire Board. The entire Board of Directors serves as a Nominating Committee.

         The outside directors of the Company received $500 per month for their service as directors of the Company, except for the chairman, who receives $750 per month. Each director also serves as a director of one of the Company's subsidiary banks, and the subsidiary banks pay their non-employee directors $500 per month for their service as directors and $300 per quarter for their service on bank committees.

                               EXECUTIVE OFFICERS

         The following persons serve as executive officers of the Company:

                       NAME                    AGE                            POSITION

          Charles A. Barnes                     54       Vice President of the Company; President of First
                                                         Citizens Bank of Georgia; previously President of
                                                         Tara State Bank

          Douglas J. Hertha                     40       Vice President, Secretary  and Chief Financial
                                                         Officer of the Company; Vice President and Chief
                                                         Financial Officer of First Citizens Bank


             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's reporting officers and directors and persons who own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "Commission") and the Company. Based solely on its review of the forms filed with the Commission and representations from the Company's directors and executive officers, the Company believes that its executive officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them during the fiscal year ended March 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following information is furnished for the Company's executive officers who earned over $100,000 in salary and bonus during the fiscal year ended March 31, 1999.


======================================================================================================================
                           SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------
                                                                                      LONG-TERM
                             ANNUAL COMPENSATION                                    COMPENSATION
                                                                                  -----------------
                                                                                       AWARDS
----------------------------------------------------------------------------------------------------------------------
                                                                  OTHER ANNUAL                          ALL OTHER
   NAME AND PRINCIPAL                    SALARY       BONUS       COMPENSATION        OPTIONS         COMPENSATION
        POSITION             YEAR          $            $            ($)(1)             (#)              ($)(2)
----------------------------------------------------------------------------------------------------------------------
Thomas J. Moat,              1999       $175,260     $30,531          $--                --              $7,048
President and Chief          1998       $166,000     $36,891          $--                --              $3,297
Executive Officer            1997       $156,000     $49,723          $--                --              $2,490
----------------------------------------------------------------------------------------------------------------------
                             1999       $143,826     $20,863          $--                --              $5,393
Charles M. Barnes,           1998       $139,825     $26,142          $--                --              $4,414
Vice President               1997       $125,400     $12,000          $--                --              $5,740
----------------------------------------------------------------------------------------------------------------------
Douglas J. Hertha,           1999       $101,056     $22,980          $--                --              $5,378
Vice President, Chief        1998       $92,000      $24,710          $--                --              $3,249
Financial Officer and        1997       $81,146      $17,574          $--                --              $1,667
Secretary
----------------------------------------------------------------------------------------------------------------------

(1) Does not include perquisites which did not exceed the lesser of $50,000 or 10% of salary and bonus.

(2) Represents premiums paid by the Corporation on a disability insurance policy and contributions made to the Corporation's 401(k) plan.


OPTION EXERCISES AND HOLDINGS

         The following table sets forth information concerning the number of stock options held by the named executive officers.


================================================================================================================
                                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                        AND FISCAL-YEAR END OPTION VALUES
----------------------------------------------------------------------------------------------------------------
                                                     AS OF DATE
                                                     EXERCISED                            VALUE OF UNEXERCISED
                                                       MINUS                                  IN-THE-MONEY
                                                    AMOUNT PAID           NUMBER OF             OPTIONS AT
                            SHARES ACQUIRED ON         VALUE             UNEXERCISED          FY-END ($)(1)
                                 EXERCISE             REALIZED           OPTIONS AT           EXERCISABLE/
          NAME                     (#)                  ($)               FY-END(#)           UNEXERCISABLE
----------------------------------------------------------------------------------------------------------------
Thomas J. Moat                    - 0 -                - 0 -               47,250             1,267,800 / 0
----------------------------------------------------------------------------------------------------------------
Charles M. Barnes                 - 0 -                - 0 -                - 0 -                 - 0 -
----------------------------------------------------------------------------------------------------------------
Douglas J. Hertha                 16,500              459,350               7,500              180,600 / 0
----------------------------------------------------------------------------------------------------------------

(1)  Assuming market price per share of $38.00 at March 31, 1999.


             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         This report discusses the compensation objectives and policies applicable to the Company's executive officers and its policy generally with respect to the compensation of all executive officers as a group for the fiscal year ending March 31, 1999.

COMPENSATION PHILOSOPHY

         The Company's executive compensation program has two objectives: (1) to attract and retain highly talented and productive executives, and (2) to provide incentives for superior performance. To achieve these objectives, the executive compensation program consists of base salary and incentive compensation in the form of a cash bonus and stock options. These compensation elements are in addition to the general benefit programs that are offered to all of our employees.

         In determining the amount and type of compensation to be awarded to executive officers, we study the compensation packages for executives of a peer group of the Company's most direct publicly held competitors for executive talent, assess the competitiveness of our executive compensation program and review the Company's financial performance for the previous year. We also gauge our success in achieving the compensation program's objectives in the previous year and consider the Company's overall performance objectives. Each element of our executive compensation program is discussed below.

BASE SALARIES

         Base salaries for our executive officers for the year ending March 31, 1999 are reflected in the Summary Compensation Table. In addition to the factors described above that support our executive compensation program generally, we evaluate subjectively the responsibilities of the specific executive position and the individual executive's experience and knowledge in determining his salary. Salaries are not based upon the achievement of any predetermined performance targets.

INCENTIVE COMPENSATION

         The Company's incentive compensation is based upon the payment of cash bonuses and the incentive stock option plan. We believe that placing a portion of executives' total compensation in the form of stock options achieves three objectives. It aligns the interest of our executives directly with those of our shareholders, gives executives a significant long-term interest in the Company's success and helps us retain key executives. In determining the number and terms of options to grant an executive, we primarily consider subjectively the executive's past performance and the degree to which an incentive for long-term performance would benefit the Company.

BENEFITS

         We believe we must offer a competitive benefits program to attract and retain key executives. We provide the same medical and other benefits to our executive officers that are generally available to our other employees.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

         We based our Chief Executive Officer's 1999 salary and stock options on our review of the compensation packages for chief executive officers of our most direct competitors and on our subjective assessment of his experience, knowledge and abilities. We have based salary adjustments and bonuses on the same elements and measures of performance as we review in determining the compensation for our other executive officers. Aside from the incentives inherent in the grant of stock options, we do not directly tie our Chief Executive Officer's compensation to the Company's performance.

SECTION 162(M) OF THE INTERNAL REVENUE CODE

         It is our responsibility to address the issues raised by Section 162(m) of the Internal Revenue Code, as amended. The revisions to Section 162(m) made certain non-performance based compensation in excess of $1,000,000 to executives of public companies non-deductible to the companies beginning in 1994. We have reviewed these issues and have determined that no portion of compensation payable to any executive officer for 1998 is non-deductible.

Submitted by:                               THE COMPENSATION COMMITTEE

                                            /s/ Ellis A. Mansour
                                            /s/ Don a. Barnette
                                            /s/ J. L. Glover, Jr.
                                            /s/ Thomas B. Chandler

                                PERFORMANCE GRAPH

         The following Performance Graph compares the yearly percentage change in the cumulative total shareholder return on the Company's common stock to the cumulative total return on the S&P 500 Index, the S&P Bank Index and the Nasdaq Bank Stock Index from April 1, 1996 through the last trading day of each succeeding fiscal year through March 31, 1999.





Date           FSTC         S & P 500   S & P BANK       NASDAQ
4/1/96         100          100           100              100
5/31/96        103.125      102.354       98.606           100.858
6/3/96         109.375      102.134       98.52            101.012
8/1/96         113.542      99.432        99.256           101.557
10/1/96        126.042      105.407       109.162          108.905
12/2/96        140.625      115.73        127.276          119.764
2/3/97         130.208      120.345       132.912          127.612
4/1/97         129.167      116.201       129.758          129.791
6/2/97         137.5        129.466       136.825          140.693
8/1/97         159.375      144.882       159.871          163.017
10/1/97        188.542      146.147       165.576          180.159
12/1/97        200          149.109       172.095          186.643
2/2/98         254.167      153.163       167.846          192.695
4/1/98         279.167      169.512       192.151          211.438
6/1/98         258.333      166.885       190.204          206.788
7/31/98        241.667      171.427       196.68           191.901
10/1/98        229.167      150.886       145.786          158.195
12/1/98        216.667      179.781       175.681          172.219
2/1/99         316.667      194.729       173.607          168.611


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                        PRINCIPAL HOLDERS OF COMMON STOCK

         The following table sets forth, as of June 11, 1999, the shares of Common Stock beneficially owned by 5% stockholders, all executive officers and directors as a group, and by all executive officers, directors and 5% stockholders of the Company as a group. Individual beneficial ownership of shares by the Company's directors is set forth under "Directors." Persons and groups owning in excess of 5% of the Common Stock are required to file certain reports with the 1934 Act.



               NAME AND ADDRESS                   AMOUNT AND NATURE OF                PERCENT OF SHARES OF
             OF BENEFICIAL OWNER                BENEFICIAL OWNERSHIP (1)            COMMON STOCK OUTSTANDING
    Donald A. Barnette
    Building K
    Atlanta State Farmers Market
    Forest Park, GA  30051                         209,274                                    7.13

    J. L. Glover, Jr.
    10 Brown Street
    Newnan, GA  30263                              170,108                                    5.74

    Ellis A. Mansour
    6 East Court Square
    Newnan, Georgia 30263                          157,127                                    5.28

    All Executive Officers and
    Directors as Group (8 persons)                 669,555(2)(3)                             21.91
    Dennis H. McDowell
    P. O. Box 858
    Carrollton, GA  30117                          202,042(4)                                 6.88

    All Executive Officers,
    Directors and 5% Stockholders
    as a Group (9 persons)                         750,933(2)(3)                             28.53


--------------------
(1) Includes certain shares owned by spouses, or as custodian or trustee for minor children, over which shares officers and directors exercise sole or shared voting and investment power, unless otherwise indicated.

(2) Includes options for 54,750 shares of the Company's stock exercisable within 60 days under the Company's 1986 Stock Option Plan.

(3) Includes options for 65,914 shares of the Company's stock exercisable within 60 days under the Company's 1992 Nonqualified Stock Option Plan for Outside Directors.

(4)      Based on records maintained by the Company and information from a
         Schedule 13D filed by Mr. McDowell on November 15, 1991. There have been no amended filings received by the Company. Accordingly to the
         Schedule 13D, Mr. McDowell exercises sole voting and investment authority over these shares.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company's directors and officers and certain business organizations and individuals associated with them have been customers of and have had banking transactions with the Company's subsidiary banks and are expected to continue such relationships in the future. Pursuant to such banking transactions, from time to time these individuals and organizations have borrowed funds from the Company's subsidiary banks for various business and personal reasons. These extensions of credit were approved by the Board of Directors, were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those of comparable transactions with unrelated parties prevailing at the time and do not involve more than the normal risk of collectibility or present other unfavorable features.

J. L. Glover, Jr., Chairman of the Board and a director of the Company, is an attorney and President of the law firm of Glover & Davis, P.A., which serves as legal counsel for the Company and its subsidiaries. The firm furnishes title opinions on parcels of land and related improvements in Coweta County and adjacent counties which collateralize certain loans granted by the Company's subsidiaries. The Company accepts title opinions on properties located in Coweta County from all local practicing attorneys provided they furnish the Company with evidence of a $1 million lawyers' title insurance errors and omissions policy or in lieu of such coverage, furnish the Company with a title policy for each title opinion. Title examination fees are paid by the Company from the loan proceeds payable to the borrower or paid directly by the borrower. The fee charged for this opinion is negotiable between the borrower and his attorney. Fees paid by the Company to Glover & Davis, P.A. for all services rendered by Glover & Davis, P.A. to the Company are comparable to those paid by the Company in similar transactions with nonaffiliates.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



         (a)      Financial Statements

                  [TO BE INSERTED]
         (b)      Reports on Form 8-K:

                  Report on Form 8-K filed February 8, 1999, announcing the
                  Company's letter of intent to merge with BB&T Corporation.

         (c)      Exhibits

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

                 2.3                     Agreement and Plan of Merger, dated as of November 21, 1996, as amended, between the Registrant and Tara Bankshares Corporation. (2)

                 2.4                     Agreement and Plan of Merger, dated as of January 26, 1999, between the
                                         Registrant and BB&T Corporation. (9)

                 3.1                     Articles of Incorporation of the Registrant. (6)

                 3.2                     Bylaws of the Registrant. (3)

                10.1                     1986 Stock Option and Incentive Plan of Newnan Savings
                                         Bank, FSB. (3)(4)

                10.2                     Nonqualified Stock Option and Incentive Plan of Newnan Savings
                                         Bank, FSB. (3) (4)

                10.3                     Form of Non-Competition Covenant executed by the Directors of Southside
                                         Financial Group, Inc. (3) (4)


                10.4                    Employment Agreement, dated as of April 9, 1997, between
                                        Tara State Bank and Charles M. Barnes. (4) (5)

                10.5                    Indexed Executive Salary Continuation Plan, dated August 7,
                                        1995, between Tara State Bank and Charles M. Barnes. (4) (5)

                10.6                    Employment Agreement, dated as of January 1, 1998,
                                        between First Citizens Corporation and Tom Moat. (4) (8)

                10.7                    Form of Non-Competition Covenant executed by the
                                        Directors of Tara Bankshares Corporation. (4) (8)

                10.8                    First Citizens Corporation Employee Stock Purchase Plan,
                                        adopted June 24, 1997. (4) (7).

                10.9                    First Citizens Corporation Directors' Deferred Plan, dated
                                        June 19, 1997. (4) (8)

                21.1                    Subsidiaries of the Registrant.

                23.1                    Consent of Mauldin & Jenkins, LLC.

                                        A Power of Attorney relating to this Report is set forth on the
                24.1                    signature pages to this Report.

                27.1                    Financial Data Schedule (for SEC use only)

--------------
(1) Incorporated by reference to the Registration Statement on Form S-4 (No. 333-4304) filed with the SEC on July 1, 1996.

(2 Incorporated by reference to the Form 8-K filed with the SEC on April 25, 1997.

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

(7) Incorporated by reference to Appendix A of the Proxy Statement filed with the SEC on July 10, 1997.

(8) Incorporated by reference to the Form 10-KSB filed with the SEC on June 30, 1998.

(9) Incorporated by reference to the Registration Statement on Form S-4 filed by BB&T Corporation with the SEC on May 19, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newnan, State of Georgia, on the 29 day of June, 1999.

                                                     FIRST CITIZENS CORPORATION


                                                     By:/s/ Thomas J. Moat
                                                        ------------------------
                                                            Thomas J. Moat
                                                            President


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below, constitutes and appoints J. Littleton Glover, Jr., and Thomas J. Moat, or either of them, as his or her attorneys-in-fact, acting with full power of substitution, in his or her name, place and stead, in any and all capacities, to sign any amendments to this Report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratifies and confirms all that said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Exchange Act, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.




    SIGNATURE                                TITLE                                  DATE

    /s/ Don A. Barnette                     Director                               June 29, 1999
    ------------------------------
    Don A. Barnette

    /s/ Thomas B. Chandler                  Director                               June 29, 1999
    ------------------------------
    Thomas B. Chandler

    /s/ J. Littleton Glover                 Chairman of the Board                  June 29, 1999
    ------------------------------
    J. Littleton Glover

    /s/ Thomas J. Moat                      President and Director                 June 29, 1999
    ------------------------------
    Thomas J. Moat                          (Principal Executive Officer)

    /s/ Ellis A. Mansour                    Director                               June 29, 1999
    ------------------------------
    Ellis A. Mansour


    /s/ Douglas J. Hertha                   Vice President and Secretary           June 29, 1999
    ------------------------------
    Douglas J. Hertha                       (Principal Financial and
                                            Accounting Officer)
